Form 10-Q
period 2017-09-30
X Rail Entertainment, Inc.
filed 2017-11-14
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
Commission file number: 333-218746

X RAIL ENTERTAINMENT, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9480 S. Eastern Ave, Suite 205
Las Vegas, NV  89123
 (Address of principal executive offices)

(702) 583-6715
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

Number of outstanding shares of common stock as of November 14, 2017 was 568,197,993.

X RAIL ENTERTAINMENT, INC.

PART I   FINANCIAL INFORMATION

 X RAIL ENTERTAINMENT, INC.
 BALANCE SHEET (Unaudited)

	September 30,	December 31,
	2017	2016

Assets

Current assets
Cash	$4,700	$202,169
Prepaid Expenses	11,725	-
Deposits	235	-
Total current assets	16,660	202,169

Property and equipment, net of accumulated depreciation	125,000	833,160

Total assets	$141,660	$1,035,329

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$44,800	$78,890
Accrued expenses	292,977	76,234
Unearned revenue	1,107	-
Notes payable to related parties	440,753	348,825
Current portion of convertible notes payable, net of debt discount	304,376	210,946
Derivative liability	26,889	-
Total current liabilities	1,110,902	714,895
Long-term portion of convertible debt, net of current portion	-	-
Total liabilities	1,110,902	714,895

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,880 and 98,798 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 246,226,161 and 208,353,303 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,463	2,084
Additional paid-in capital	9,602,722	8,284,510
Accumulated (deficit)	(10,574,428)	(7,966,161)
Total stockholders' equity	(969,242)	320,434
Total liabilities and stockholders' equity	$141,660	$1,035,329

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$32,259	$-
Cost of sales	-	-	(46,051)	-
Gross loss	-	-	(13,792)	-

Operating Expenses:
Compensation and payroll taxes	$137,569	$210,842	$391,274	$1,702,480
Selling, general and administrative	72,429	56,213	272,977	162,238
Professional fees	101,313	48,094	565,438	188,681
Total expenses	311,311	315,149	1,229,689	2,053,399

Loss from operations	(311,311)	(315,149)	(1,243,481)	(2,053,399)

Other income (expense)
Interest expense	(133,630)	(70,121)	(727,727)	(89,019)
Derivative gain (expense)	1,764	-	(7,789)	-
Loss on disposition of assets	(629,270)	-	(629,270)	-
Total other income (expense)	(761,136)	(70,121)	(1,364,786)	(89,019)

Net income (loss) from operations before provision for income taxes	(1,072,447)	(385,270)	(2,608,267)	(2,142,418)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,072,447)	$(385,270)	$(2,608,267)	$(2,142,418)

Net income (loss) per share, basic and diluted	(0.0048)	(0.002)	(0.012)	(0.013)

Weighted average number of common shares outstanding, basic and diluted	223,173,591	194,251,646	218,006,563	169,407,177

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
 (Unaudited)

`	Unaudited	Unaudited
	Nine months ended	Nine months ended
	September 30,	September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(2,608,267)	$(2,142,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Conversion of notes payable and accrued interest to capital	88,395	-
Common stock issued for services	130,000	1,263,702
Derivative expense related to convertible note payable	26,889	-
Warrant expense	499,196	-
Amortization of debt discount on convertible notes payable	156,330	45,639
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	182,653	58,680
Unearned revenue	1,107	-
Prepaid expenses and deposits	(11,960)	-
Net cash used in operating activities	(1,535,657)	(774,397)

Cash flows from investing activities
Purchases of property and equipment	-	(19,240)
Write off property and equipment	708,160	-
Net cash used in investing activities	708,160	(19,240)

Cash flows from financing activities
Repayments on convertible notes payable	(82,000)	-
Proceeds from convertible notes payable	19,100	490,000
Repayments on related party notes payable	(53,344)	(164,716)
Proceeds from related party notes payable	145,272	-
Proceeds from stock purchases	421,000	237,500
Proceeds from exercise of warrant	180,000	-
Net cash provided by financing activities	630,028	562,784

Net change in cash	(197,469)	(230,853)
Cash, beginning of the period	202,169	325,057
Cash, end of the period	$4,700	$94,204

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of related party debt to capital	$-	$-
Conversion of notes payable and accrued interest to capital	88,395	5,000
Debt discount on convertible notes	205,224	490,000

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2016	4,557,784	$46	98,798	$1	$5,835,346	$(5,398,691)	$436,702

Stock issued for employees compensation	16,791,611	168	-	-	1,185,243	-	1,185,411
Stock issued for notes conversion	200,000	2	-	-	4,998	-	5,000
Stock issued per Share Exchange Agreement	151,885,189	1,519	-	-	(1,519)	-	0
Stock issued for cash	33,894,719	339	-	-	738,772	-	739,111
Stock issued for services	1,024,000	10	-	-	71,670	-	71,680
Value of warrants allocated to notes	-	-	-	-	450,000	-	450,000
Net loss	-	-	-	-	-	(2,567,470)	(2,567,470)
Balance January 1, 2017	208,353,303	$2,084	98,798	$1	$8,284,510	$(7,966,161)	$320,434

Stock issued for services	1,460,000	15	4	-	129,985	-	130,000
Stock issued for notes conversion	21,600,000	216	-	-	81,784	-	82,000
Stock issued for interest conversion	127,889	1	-	-	6,394	-	6,395
Stock issued for cash	11,620,000	116	-	-	420,884	-	421,000
Stock issued for warrant exercise	1,200,000	12	-	-	179,988	-	180,000
Stock issued for shares exchange	1,880,969	19			(19)		-
Stock cancelled	(16,000)	(0)	(2)	-	-	-	-
Warrants expense	-	-	-	-	499,196	-	499,196
Net loss	-	-	-	-	-	(2,608,267)	(2,608,267)
Balance September 30, 2017	246,226,161	$2,463	98,800	$1	$9,602,722	$(10,574,428)	$(969,242)

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of X Rail Entertainment, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $2,608,267 for the nine months ended September 30, 2017.  The Company also has an accumulated deficit of $10,547,428, and a negative working capital of $1,094,242 as of September 30, 2017, as well as outstanding convertible notes payable of $509,600, before debt discount of $205,224.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

Management is attempting to raise additional equity and debt to sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 (2)           Summary of Significant Accounting Policies

Risks and Uncertainties:

The Company operates in an industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the inability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company's operations.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements. As of September 30, 2017, we recorded the rail cars on the balance sheet at $125,000 with no accumulated depreciation. The rail cars are currently not depreciated as they are not in service and not ready to run. The rail cars require substantial investment to retrofit. The Company expensed the carrying value of 10 rail cars as they were exchanged for unpaid storage charges. The amount written off was $629,270 as of September 30, 2017.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company's management believes there has been no impairment of its long-lived assets during the nine months ended September 30, 2017, or 2016.  There can be no assurance, however, that market conditions will not change or demand for the Company's business model will continue.  Either of these could result in future impairment of long-lived assets.
Income Taxes:

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of September 30, 2017, and December 31, 2016, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 260, "Earnings per Share," the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three and nine months ended September 30, 2017, and 2016 as the amounts are anti-dilutive.  As of September 30, 2017, the Company had 14,978,000 outstanding warrants and convertible debt of $509,600, before debt discount of $205,224, which were all excluded from the computation as they were anti-dilutive. As of December 31, 2016, the Company had 9,000,000 outstanding warrants and convertible debt of $572,500, before debt discount of $361,554, which were all excluded from the computation as they were anti-dilutive.

Share Based Payment:

The Company issues stock, options, and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance FASB ASC 718.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values warrants using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the nine months ended September 30, 2017 were as follows.

Variables	Values
Exercise Price	$0.15
Risk Free Rate	.92% to 1.07%
Discount rate	0.25%
Volatility	666.26% - 634.49%

New Accounting Pronouncements:

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of September 30, 2017, and through the date of this filing.

(3)            Property and Equipment

Property and equipment consisted of the following.

	September 30,	December 31,
	2017	2016

Rail cars (not in service)	$125,000	$833,160
Less: accumulated depreciation	-	-

	$125,000	$833,160

(4)           Related Party Notes Payable

A summary of outstanding notes payable is as follows:

	September 30,	December 31,
	2017	2016

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$49,910	$55,994

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	39,101	52,240

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	74,044	78,359

Promissory note, dated September 30, 2015, bearing no interest, payable on demand	155,798	162,232

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	53,700	-

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	49,800	-

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	18,400	-

	$ $ 440,753	$348,825

(5)           Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Promissory note, dated April 30, 2008, bearing interest at 10% annually, payable on demand, convertible to shares of common stock at $.05 per share**	$80,500	$82,500

Promissory note, dated May 12, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share	-	60,000

Promissory note, dated May 19, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share	-	20,000

Promissory note, dated May 20, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share*	20,000	20,000

Promissory note, dated May 31, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share*	40,000	40,000

Promissory note, dated June 3, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share*	350,000	350,000

Promissory note, dated June 2, 2017, bearing interest at 4% annually, payable within a year, convertible to common stock at a discount of 40% off the lowest traded price of the common stock during 45 trading days prior the conversion date.	19,100	-

Convertible notes before debt discount	509,600	572,500

Less debt discount	(205,224)	(361,554)

Total outstanding convertible notes payable	$304,376	$210,946

*These promissory notes were converted on November 8, 2017. The company issued total 66,967,499 shares of restricted common stock for conversion of promissory notes of $410,000 and corresponding interest of $59,675.

** The promissory note conversion was executed on November 13, 2017. 8,050,000 shares of common stock to be issued for conversion of promissory note and 3,438,112 shares of common stock to be issued for accrued interest.

Fair Value of Financial Instruments:

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, notes payable and derivative liabilities.  Derivative liabilities are recorded at fair value.  The principal balance of notes payable approximates fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

(6)           Derivative Instruments

The Company has a convertible note payable with elements that qualify as derivatives as the convertible note payable has variable conversion features (see note 5).

The September 30, 2017 derivative liability was valued using the Black-Scholes model.

Stock Price	$0.045
Exercise Price	$0.027
Life in Years	0.7
Annualized Volatility	310.72%
Annual Rate of Quarterly Dividends	0.00%
Discount Rate - Bond Equivalent Yield	0.120%

(7)             Equity

Common and Preferred Stock

The Company is authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred A, 10,000 shares of preferred A-2, 1,000,000 shares of preferred B and 1,000 shares of preferred C class.  The increase in authorized shares of common stock from 500,000,000 to 1,000,000,000 was approved by the shareholders and Board of Directors on September 27, 2017.

During the nine months ended September 30, 2017, the Company issued an aggregate of 21,727,889 shares of common stock for the conversion of $88,395 in convertible notes payable and accrued interest.  During the nine months ended September 30, 2016 the Company issued an aggregate of 200,000 of common stock for the conversion of $5,000 of outstanding note payable.

During the nine months ended September 30, 2017, the Company issued an aggregate of 1,460,000 shares of common stock as payment for services resulting in total expense of $130,000.  During the nine months ended September 30, 2016, the Company issued an aggregate of 1,024,000 shares of common stock for services and 16,791,611 shares of common stock for directors' and employee compensation resulting in an expense of $1,257,091.

During the nine months ended September 30, 2017, the Company issued 1,200,000 shares of common stock for the exercise of warrants.  There were no warrants exercised during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company issued 11,620,000 shares of common stock for cash of $421,000.  During the nine months ended September 30, 2016, the Company issued 23,894,719 shares of common stock for $337,500.

During the nine months ended September 30, 2017, the Company issued 1,880,969 shares of common stock for share exchange with certain shareholders of Las Vegas Railway Express, Inc. (LVRE). During the nine months ended September 30, 2016, the Company issued 151,885,189 shares of common stock for the shares of LVRE.

During the nine months ended September 30, 2017, the Company cancelled 2 shares of preferred stock series A-2 issued to Michael Barron and issued to him 4 shares of preferred stock series C. Each share of preferred stock series C is not convertible into common stock shares. Total aggregate issued shares of series C preferred stock, at any given time, have voting rights equal to four times the sum of  the total number of shares of common stock  and total number of shares of preferred stock series A, A-2 and B which are issued and outstanding at the time of voting.

Warrants

During the nine months ended September 30, 2017, the Company issued an aggregate of 7,178,000 warrants in connection with the stock purchases during the period.

During the nine months ended September 30, 2016, the Company issued 9,000,000 warrants in connection with issuances of convertible notes payable.

(8)          Related Party Transactions

During the nine months ended September 30, 2017, the Company entered into short-term borrowings with the Allegheny Nevada Holdings Corporation (Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation), Cardio Infrared Technologies, Inc. (Wayne Bailey, the CFO of the Company, is a 100% owner and President of Cardio Infrared Technologies, Inc.) and Wanda Witoslawski ( the Chief Financial Officer of the Company) amounting to a total of $121,900.  The outstanding amounts accrue interest at a rate of 10% per month and are payable on demand.

During the nine months ended September 30, 2017, the Company accrued travel and office expenses of $11,716 advanced and paid by Allegheny Nevada Holdings Corporation. The amount due is to be paid in the short term and does not accrue interest.

(9)          Subsequent Events

During the month of October of 2017, the Company issued total of 255,004,333 shares of common stock as follows:
•	235,000,000 shares of common stock to management for compensation
•	5,000,000 shares of common stock for cash of $50,000
•	15,000,000 shares of common stock for consulting services
•	4,333 shares of common stock for share exchange

On November 8, 2017, the company issued total 66,967,499 shares of common stock as follows:

•	20,000,000 shares of common stock to directors of the board for compensation
•	46,967,499 shares of common stock for conversion of promissory notes of $410,000 and corresponding interest of $59,675

On November 1, 2017, the Company entered into a convertible promissory note agreement with Power Lending Group LTD. for total principal borrowings of $45,000.  The amounts are due nine months after the issuance of the note on August 10, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company's common stock at a conversion rate equal to 58% of the average of the lowest two closing trading prices during the 15 trading day period prior to the conversion election date.

On November 13, 2017, the Company and the note holder of a promissory note dated April 30, 2008 with outstanding principal balance of $80,500, executed conversion of said note into 8,050,000 shares of common stock. The Company is to issue 3,438,112 shares of common stock for interest accrued on this note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, X Rail Entertainment, Inc., actual results may differ materially from those indicated by the forward- looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry, as well as the risk factors identified in the Company's filings.

When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Business Overview

X Rail Entertainment, Inc. is in the specialty passenger train business and has three operating divisions, The X Train, currently in the planning stages, will be an excursion railroad between metropolitan areas and resort/casino destinations, X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, currently in the planning stages, will be a riders membership club for X Train customers.

X Train

The X Train will be an excursion passenger rail service between Los Angeles and Las Vegas. We expect service to begin in late 2017. XREE plans to have its casino guests ride the exclusive train service and to manage the host activity of its guests throughout their stay in the resort/casino. We anticipate that, in addition to the service between Los Angeles and Las Vegas, future X Train runs will be added in the coming years.

We expect to operate the X Train as an Amtrak train listed on the Amtrak national timetable. X Train will provide a complete bundled package of services including ticket, rooms and transfers to & from the station and weekend events such as access to nightclubs, golf outings and restaurants. It will be scheduled as a Friday through Sunday service with passengers in Los Angeles boarding the train at Union Station and arriving at a new station to be built in Las Vegas and owned and operated by the X Train. Only the X Train will be able to use our station in Las Vegas. A typical X Train will carry 10 passenger cars and will include food service and will carry, on average 500 passengers per trip. This number can be increased by adding more cars to the route.

Our LA to Vegas business plan emanates from a regional transportation feasibility study published in 2007, which suggested that a well-run rail service between Los Angeles and Las Vegas could garner up to 30% of the approximately 12 million passengers who regularly drive between these two metropolitan areas. See: www.rtcsouthernnevada.com. We believe that with our current business plan, we would be able to break-even, on an operating basis, with approximately 20,000 riders per year.

To commence commercial service of the Las Angeles to Las Vegas route, we will need to negotiate and secure the necessary rights, equipment and facilities. These items include: securing a regularly scheduled train agreement from Amtrak to operate our excursion service on a weekly basis beginning with one round trip train per week and increasing to six round trips per week over the next several years as demand dictates, securing operating rights to run our trains over tracks owned by private railroads, obtaining the capability to operate train equipment safely and in conformity with applicable government regulations, and purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. We expect the X Train to begin running in first quarter of 2018.

X Wine Railroad

The Company's X Wine Railroad service from LA Union Station to Santa Barbara California runs on a scheduled basis, once a month on Saturdays, with individual riders (retail) as well as charters for corporate outings and special events. It began running from February 2017 to May 2017 and then again on November 4, 2017. One additional run is planned for December 2, 2017 and service is planned to run in 2018 from February to November. The X Wine Railroad provides a unique wine tasting experience to riders who take the train aboard special period classic railcars and an excursion to the Los Olivos wine area of Southern California. Over 250 private wineries reside in the area and the X Wine Railroad provides private access to these vineyards on an exclusive basis. Ticket prices are $369 per person, all inclusive. X Wine Railroad provides an all-inclusive day trip including a gourmet breakfast, wine tasting in the wineries, wine and cheese lunch at the wineries, and a gourmet dinner on the train's return trip.

Club X Train

Club X Train, which is still in the planning stage, will be a one stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions will all available for members of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway.

We anticipate that when a customer purchases a train ticket on either the X Train (once it commences operations) or any of the X Wine Railroad excursions, such tickets will include enrollment in our Club X membership club. Members will receive points from each excursion they ride and will be provided discounts on products and services we provide. The more they ride, the more points they will receive. Club X train will the customer's ticket within Vegas for access to nightclubs, hosted bottle service, pool parties, gentlemen's clubs and the Club X Train Crawl: a high end to visiting three nightclubs in one night. Customers will outline their desired plan for the evening and Club X Train will take care of arranging all the details.  We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be first quarter of 2018.

The Company maintains offices at 9480 S Eastern Ave, Suite 205, Las Vegas, Nevada 89123.

Critical Accounting Policies

The preparation of our condensed financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, contingencies, litigation and income taxes.  Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances.  Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Results of Operations for the Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016

The following is a comparison of the results of operations for the three months ended September 30, 2017 and 2016.

	Three months ended
	September 30,	September 30,
	2017	2016	$ Change	% Change

Revenues	$-	$-	$-	100.0%
Cost of sales	-	-	-	100.0%
Gross profit (loss)	-	-	-	100.0%

Operating Expenses:
Compensation and payroll taxes	$137,569	$210,842	$(73,273)	-34.8%
Selling, general and administrative	72,429	56,213	16,216	28.8%
Professional fees	101,313	48,094	53,219	110.7%
Total expenses	311,311	315,149	(3,838)	-1.2%

Loss from operations	(311,311)	(315,149)	3,838	-1.2%

Other income (expense)
Interest expense	(133,630)	(70,121)	(63,509)	90.6%
Derivative expense	1,764	-	1,764	-100.0%
Loss on disposition of assets	(629,270)	-	(629,270)	-100.0%
Total other income (expense)	(761,136)	(70,121)	(691,015)	985.5%

Net income (loss) from operations before provision for income taxes	(1,072,447)	(385,270)	(687,177)	178.4%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(1,072,447)	$(385,270)	$(687,177)	178.4%

Operating Expenses

Compensation expense decreased by $73,273, or 34.8%, during the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.  The decrease in compensation expense was primarily due to fewer employees.  Selling, general and administrative expenses increased by $16,216, or 28.8%, during the quarter ended September 30, 2017 as compared to the same period in 2016 primarily due to increase in travel and office expenses. Professional fees increased by $53,219, or 110.7%, during 2017 as compared to 2016 due primarily to increases in consulting services and accounting expenses.

Other (Expense) Income

Interest expense increased by $63,509, or 90.6%, during the quarter ended September 30, 2017 as compared to the same period in 2016 due to issuances of certain promissory notes.  During the three months ended September 30, 2017, the Company expensed the carrying value of 10 rail cars of $629,270 as they were repossessed by the rail yard storage facility for unpaid storage charges.

Results of Operations for the Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016

The following is a comparison of the results of operations for the nine months ended September 30, 2017 and 2016.

	Nine months ended
	September 30,	September 30,
	2017	2016	$ Change	% Change

Revenues	$32,259	$-	$32,259	100.0%
Cost of sales	(46,051)	-	(46,051)	100.0%
Gross profit (loss)	(13,792)	-	(13,792)	100.0%

Operating Expenses:
Compensation and payroll taxes	$391,274	$1,702,480	$(1,311,206)	-77.0%
Selling, general and administrative	272,977	162,238	110,739	68.3%
Professional fees	565,438	188,681	376,757	199.7%
Total expenses	1,229,689	2,053,399	(823,710)	-40.1%

Loss from operations	(1,243,481)	(2,053,399)	809,918	-39.4%

Other income (expense)
Interest expense	(727,727)	(89,019)	(638,708)	717.5%
Derivative expense	(7,789)	-	(7,789)	-100.0%
Loss on disposition of assets	(629,270)	-	(629,270)	-100.0%
Total other income (expense)	(1,364,786)	(89,019)	(1,275,767)	1433.1%

Net income (loss) from operations before provision for income taxes	(2,608,267)	(2,142,418)	(465,849)	21.7%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(2,608,267)	$(2,142,418)	$(465,849)	21.7%

Revenue

Revenue increased by $32,259, or 100% during the nine months ended September 30,2017 as the Company started its operation running a wine train between Los Angeles and Santa Barbara, CA.  Revenue was generated from selling train tickets, food and beverage and wine tours.

Cost of Sales

Cost of sales increased by $46,051, or 100% during the nine months ended September 30, 2017, which represents costs of operating the wine train.

Operating Expenses

Compensation expense decreased by $1,311,206, or 77.0%, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2016.  The decrease in compensation expense during the nine months ended September 30, 2017 is primarily due to the issuance of stock compensation to employees and Board members resulting in additional expenses in 2016.  Selling, general and administrative expenses increased by $110,739, or 68.3%, during the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to increase in travel and office expenses. Professional fees increased by $376,757, or 199.7%, during 2017 as compared to 2016 due primarily to increases in professional services.

Other (Expense) Income

Interest expense increased by $638,708, or717.5%, during the nine months ended September 30, 2017 as compared to the same period in 2016 due to issuances of promissory notes and accruing interest. During the nine months ended September 30, 2017, the Company expensed the carrying value of 10 rail cars of $629,270 as they were repossessed by the rail yard storage facility for unpaid storage charges.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $1,072,447 for the three months ended September 30, 2017 and $2,608,267 for the nine months ended September 30, 2017.  The Company also has an accumulated deficit of $10,547,428 and a negative working capital of $1,094,242 as of September 30, 2017, as well as outstanding convertible notes payable of $509,600, before debt discount of $205,224.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

We believe that the successful growth and operation of our business is dependent upon our ability to do the following:

•	obtain adequate sources of debt or equity financing to acquire existing passenger rail operations; and
•	manage or control working capital requirements by controlling operating expenses.

Management is attempting to raise additional equity and debt to acquire several operating passenger rail operations which will sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 were $1,535,657 and $774,397, respectively.  Cash used in operating activities for the nine months ended September 30, 2017 and 2016 were primarily due to net losses of $2,608,267 and $2,142,418, respectively.  During the nine months ended September 30, 2017, the net loss included significant non-cash expenses of $130,000 in stock issued for services, $156,330 in amortization of discounts on notes payable, $88,395 in conversion of notes payable and accrued interest and $499,196 in issuing warrants.  During the nine months ended September 30, 2016, the net loss included significant non-cash expenses of $1,263,702 in stock issued for services and $45,639 in amortization of discounts on notes payable.

Net cash used in investing activities during the nine months ended September 30, 2017 amounted to $708,160, which represented writing off rail cars and related costs.  Net cash used in investing activities during the nine months ended September 30, 2016 was $19,240 primarily due to the capitalized costs towards the rail cars.

Net cash provided by financing activities for the nine months ended September 30, 2017 amounted to $630,028, which consisted of $19,100 in proceeds from the issuance of convertible notes payable, $82,000 in repayments on convertible notes payable, $145,272 in proceeds from related party notes payable, $53,344 in repayments on related party notes payable, $421,000 in common stock proceeds and $180,000 from exercise of warrant. Net cash provided by financing activities for the nine months ended September 30, 2016 was $562,784 which consisted of $490,000 from proceeds from convertible notes payable and $237,500 from proceeds from stock purchases. There was a repayment on related party notes payable of $164,716.

Description of Indebtedness

For a complete description of our outstanding debt as of September 30, 2017 and December 31, 2016, see Notes 4 and 5 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

Management's Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Quarterly Report on Form 10-Q. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2017 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations and there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended September 30, 2017, the Company issued shares of its common stock as follows:

•	20,000,000 shares issued to convertible promissory notes holder for conversion of $2,000 of outstanding note payable.
•	175,750 shares issued for share exchange.
•	4,450,000 shares issued to investors for purchasing stock of $62,500.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

As of September 30, 2017 we are not in default on any of our borrowings.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2017	X Rail Entertainment, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: November 14, 2017
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)