Form 10-K
period 2017-12-31
X Rail Entertainment, Inc.
filed 2018-04-02
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number
333-218746

X RAIL ENTERTAINMENT, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9480 South Eastern Ave, Suite 205
Las Vegas, NV  89123
(Address of principal executive offices)

702-583-6715
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.00001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X  ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the OTC Pink on June 30, 2017 was $10,131,173.

Number of outstanding shares of common stock as of April 2, 2018 was 1,195,244,905.

Documents Incorporated by Reference:  None.

X RAIL ENTERTAINMENT, INC.
TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	4

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	16

Item 2	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Mine Safety Disclosures	16

PART II		16

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6.	Selected Financial Data	17

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 8.	Financial Statements and Supplementary Data	21

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	38

Item 9A.	Controls and Procedures	38

Item 9B.	Other Information	39

PART III		39

Item 10.	Directors, Executive Officers and Corporate Governance	39

Item 11.	Executive Compensation	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13.	Certain Relationships and Related Transactions and Director Independence.	43

Item 14.	Principal Accountant Fees and Services	43

PART IV		44

Item 15.	Exhibits and Financial Statement Schedules	46

SIGNATURES		48

X RAIL ENTERTAINMENT, INC.

PART I

Item 1.  Business

X Rail Entertainment, Inc. is a Nevada corporation, originally formed as a Utah corporation under the name State Cycle, Inc. on August 7, 1974. We moved the corporation to the state of Nevada and changed our name to X Rail Enterprises, Inc. on November 5, 2015, at which time our primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, we changed our name to X Rail Entertainment, Inc.

Company Overview

X Rail Entertainment, Inc. is in the specialty passenger train business and has three operating divisions, The X Train, which will be an excursion railroad between metropolitan areas and resort/casino destinations, X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, a riders membership club for X Train customers.

This summary highlights certain information contained elsewhere in this prospectus. Because it is a summary, it may not contain all of the information that is important to you. Before investing in our common stock, you should read this entire offering carefully, especially the sections entitled "Risk Factors" beginning on page 6 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 35, as well our financial statements and related notes included elsewhere in this prospectus.

As used in this prospectus, references to "the Company," "XREE", "we", "our," "ours" and "us" refer to X Rail Entertainment, Inc., and its subsidiaries, unless otherwise indicated.

X Train

The X Train will be an excursion passenger rail service between Los Angeles and Las Vegas. We expect service to begin in September 2018. XREE plans to have its casino guests ride the exclusive train service and to manage the host activity of its guests throughout their stay in the resort/casino. We anticipate that, in addition to the service between Los Angeles and Las Vegas, future X Train runs will be added in the coming years.

We expect to operate the X Train as an Amtrak train listed on the Amtrak national timetable. X Train will provide a complete bundled package of services including ticket, rooms and transfers to & from the station and weekend events such as access to nightclubs, golf outings and restaurants. It will be scheduled as a Friday through Sunday service with passengers in Los Angeles boarding the train at Union Station and arriving at a new station to be built in Las Vegas and owned and operated by the X Train. Only the X Train will be able to use our station in Las Vegas. A typical X Train will carry 10 passenger cars and will include food service and will carry on average, 500 passengers per trip. This number can be increased by adding more cars to the route.

Our LA to Vegas business plan emanates from a regional transportation feasibility study published in 2007, which suggested that a well-run rail service between Los Angeles and Las Vegas could garner up to 30% of the approximately 12 million passengers who regularly drive between these two metropolitan areas. See: www.rtcsouthernnevada.com. We believe that with our current business plan, we would be able to break-even, on an operating basis, with approximately 2,000 riders per year.

To commence commercial service of the Los Angeles to Las Vegas route, we will need to negotiate and secure the necessary rights, equipment and facilities. These items include: securing a regularly scheduled train agreement from Amtrak to operate our excursion service on a weekly basis beginning with one round trip train per week and increasing to six round trips per week over the next several years as demand dictates, securing operating rights to run our trains over tracks owned by private railroads, obtaining the capability to operate train equipment safely and in conformity with applicable government regulations, and purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. We expect the X Train to begin running in September 2018.

X Wine Railroad

The Company's X Wine Railroad service from LA Union Station to Santa Barbara California ran on a scheduled basis, once a month on Saturdays, with individual riders (retail) as well as charters for corporate outings and special events (corporate). The X Wine Railroad provides a unique wine tasting experience to riders who take the train aboard special period classic railcars and an excursion to the Los Olivos wine area of Southern California. Over 250 private wineries reside in the area and the X Wine Railroad provides private access to these vineyards on an exclusive basis. Ticket prices are $369 per person, all inclusive. Since February 2017 this train has run once and the Company expects to continue to run this train intermittently, depending on demand. X Wine provides an all-inclusive day trip including a gourmet breakfast, wine tasting in the wineries, wine and cheese lunch at the wineries, and a gourmet dinner on the train's return trip.

Club X Train

Club X Train, which is still in the planning stage, will be a one stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions will all available for members of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway.

We anticipate that when a customer purchases a train ticket on either the X Train (once it commences operations) or any of the X Wine Railroad excursions, such tickets will include enrollment in our Club X membership club. Members will receive points from each excursion they ride and will be provided discounts on products and services we provide. The more they ride, the more points they will receive. Club X train will be the customer's ticket within Vegas for access to nightclubs, hosted bottle service, pool parties, gentlemen's clubs and the Club X Train Crawl: a high end to visiting three nightclubs in one night. Customers will outline their desired plan for the evening and Club X Train will take care of arranging all the details.  We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be September 2018.

Implications of Being an Emerging Growth Company

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●
being permitted to present two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this prospectus. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

Where You Can Find Us

The company website is www.xrailentertainment.com and our booking website is www.vegasxtrain.com. The X Wine Railroad site is www.winerailroad.com The Club X Train website is www.clubxtrain.com. The contents of these websites are not incorporated into this prospectus.  X Train Vacations, is a licensed IATAN travel agency, owned by X Rail Entertainment, Inc.
The Company's common stock is currently quoted on the OTC Pink under the symbol "XREE".

The Company maintains offices at 9480 South Eastern Avenue, Suite 205, Las Vegas, Nevada 89123.

Plan of Operations

The X Train

On February 11, 2016, the Company entered into share exchange agreements with some shareholders of Las Vegas Railway Express, Inc. ("Las Vegas Rail"). Las Vegas Rail had developed a brand identity in its development of a passenger train service from Los Angeles to Las Vegas, called the X Train. X Rail Entertainment, Inc. was formed to enter into an agreement with selected shareholders of Las Vegas Rail to exchange the stock of the Company for certain shares of Las Vegas Rail. In addition, the Company executed a license agreement with XTRN to pay a royalty of 5% of the gross revenues generated by the Company's operation of the X Train brand services including the operating name of Las Vegas Railway Express. Accordingly the Company owns the right to use Las Vegas Railway Express and the X Train brand and logo, which it acquired under the license agreement.

Under the licensing agreement X Rail Entertainment Inc. operates an excursion passenger rail service also known as the X Train that will run between Los Angeles and Las Vegas. Service is expected to begin in 2018. The Company plans to have its casino guests ride this exclusive train service and manage a host of activities for its guests throughout their stay in the resorts and casinos in Las Vegas.

Accordingly, the Company plans to operate an excursion passenger rail service between Los Angeles and Las Vegas. The service will operate as an Amtrak train on the Union Pacific Railroad, BNSF railroad and Metrolink railroad under Amtrak's access entitlement. The X Train will be stored in Amtrak's 8th Street yard in Los Angeles and the consist will be assembled there by Amtrak switching engines. Each consist will be made up of unique privately owned custom railcars which the Company will lease based on demand for that particular weekly service. Each train will consist of 10 railcars with a total capacity of approximately 444 passengers.

Arrival into Las Vegas is planned to be at the train station we will construct in downtown Las Vegas at the Plaza Hotel. The train station, has not yet been constructed. The station is being built by R & O Construction of Ogden Utah and is expected to have a temporary platform completed by May, 2018 and a final structure completed by June 2018.

At arrival, passengers will disembark the rail cars and immediately board a limo or tour bus to take them to the property where they are staying. All accommodations and activities planned for the weekend stay will be booked via the X Train booking center in Las Vegas. Weekend VIP and club hop services will be coordinated through Red Carpet VIP or Niteclubs.com for niteclub and outings. Passengers will be picked up at their hotels on Sunday at noon for a 2 pm departure back to Los Angeles Union Station where the weekend experience is concluded.

To commence commercial service on the Las Angeles to Las Vegas route, we will need to negotiate and secure the necessary rights, equipment and facilities. These items include: securing a regularly scheduled train agreement from Amtrak to operate our excursion service on a weekly basis beginning with one round trip train per week and increasing to six round trips per week over the next several years as demand dictates, securing operating rights to run our trains over tracks owned by private railroads, obtaining the capability to operate train equipment safely and in conformity with applicable government regulations, and purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. We expect the X Train to begin running in 2018.

The Company also owns a licensed IATIA travel agency, X Train Vacations which books rail excursions for other passenger railroads in the United States of America. X Train Vacations is considered as a part of the Las Vegas Railway Express division.  The Company plans to earn commissions from services that it will provide in 2017 in conjunction with the X Train rail service.

The specific steps, estimated costs and expected timeline for operation of our X Train service are as follows:

April 2018 – June 2018: Rail realignment on station property to accommodate the X Train station – Cost - $2 million

April 2018 – June 2018- Training of Amtrak crews for certification of the new route between Dagget, Ca. & Las Vegas - $550,000

May 2018 – June 2018 – Beta test runs on route $250,000

February 2018 – June 2018– Procurement of passenger rail cars for service – lease deposit $500,000

September 2018 – First run at one per week.

The X Wine Railroad

The Company's X Wine Railroad service from LA Union Station to Santa Barbara California ran regularly on a monthly basis from February 2017 to December 2017, and the Company plans to continue to run the train service in 2018 depending on demand, as discussed above.

Club X Train

Club X Train will be a one stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions are all available as a member of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway. Club X Train has the best Las Vegas deals and specials, too.

We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be September 2018. As such commencement of the Club X Train will require the same steps and costs as commencement of the X Train, as set forth above.

Our Competitive Strengths

We have developed a business model that focuses on leisure travelers between Los Angeles and Las Vegas.  We believe the following strengths will allow us to maintain a competitive advantage in the market we serve:

Large Untapped Market of 12 Million Drivers.  There has been no regular passenger rail service between the Los Angeles and Las Vegas areas for over 20 years. The only major highway between Los Angeles and Las Vegas is Interstate 15 ("I-15"). Of the more than 12,000,000 annual visitors from the Southern California/Los Angeles market, 94% use automobile transportation to Las Vegas via this corridor every year. We only need to capture 28,000 of these drivers (approximately 0.025 % of the total marketplace) to meet our plan on an operating basis.  As the LA population grows, so will the traffic on this highway; the forecast for traffic on I-15 is expected to be 17 million passengers by 2030. Congestion on I-15 is increasing, with motor vehicle travelers experiencing substantial delays during peak travel times (e.g., generally over 6 hours of drive time on Friday and Sunday afternoons). With increasing gasoline costs, increasingly restrictive highway capacity, and reduced air travel from LA to Las Vegas, a rail transportation product - with both First Class and Coach – should be an attractive and viable alternative. Our trains will offer a service that will set us apart from other travel options by extending our customers' "Las Vegas" experience while en route.
"Las Vegas Style" Service. The focus of our approach is to create a unique, Vegas class, "must see" mode of travel that not only serves the functional purpose of transporting passengers to Las Vegas, but also integrates seamlessly into the traditional and iconic Las Vegas experience. To accomplish this goal, our award winning team of design professionals and staff has assembled an on-board product reflective of the "Las Vegas" theme, which is comprised of a comfortable, fun, upscale and provocative atmosphere with multiple on-board amenities. Each train ticket entitles a passenger to an assigned seat with a high-quality meal and an alcoholic beverage.
Oversize baggage, access to the on-board Wi-Fi network, and other premium options will also be available for additional ancillary fees. Commissions will be derived through our call centers, our website, and our on-board mobile application, where customers will be presented with the option to book ahead for various Vegas attractions and necessities such as hotels, shows, tours, restaurant reservations, and rental cars.
Experienced Management and Board of Directors.  We have a strong management team and board of directors comprised of both experienced industry professionals and successful entrepreneurs. Our CEO, Michael Barron has been a successful entrepreneur establishing and growing several companies over the past 30 years. Our board of directors is led by Dr. Harry Teng, Head of the School of Rail Engineering at UNLV in Las Vegas, Lou Schillinger, CEO of Short Line Insurance Company, with over 300 industry rail clients insured and Don Adams, a 50 year icon in the Las Vegas hotel/casino scene. Company management has operated passenger service on a railroad with our own Club X cars and staff.

RISK FACTORS

An investment in the Company's common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. Our business, operating results and financial condition could be harmed and the value of our stock could go down as a result of these risks. This means you could lose all or a part of your investment.

Risks Related to Our Business

We have an unproven business model and a limited operating history upon which an evaluation of our prospects can be made.

Our future operations are contingent upon generating revenues and raising capital for operations.  Because we have a limited operating history, it is difficult to evaluate our business and future prospects and there are substantial risks, uncertainties, expenses and difficulties that we are subject to. There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies. We cannot be certain that our business strategy will be successful or that we will successfully address the risks we face. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

We began to generate revenues in January 2017.  For the years ended December 31, 2017 and December 31, 2016, we incurred a net loss of $7,385,372 and 2,567,469. As of December 31, 2017, we had an aggregate accumulated deficit of $15,351,533.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2017 and 2016, include an explanatory paragraph that such financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the financial statements for the years ended December 31, 2017 and 2016, included with this prospectus, because of our lack of revenue and capital deficiency there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, shareholders may lose their entire investments.

We will need to raise additional capital to fund our business.

We will need to raise additional capital to fund our operations and capital expenditures. We estimate that we will need to raise $5 million to fund our plan of operations for the next 12 months, including the payment of rail access fees and pre-paid haulage fees to Amtrak and the railroads upon which we will be operating. Such additional funding may not be available on terms acceptable to the Company, or at all. Any additional equity financing we raise may involve substantial dilution to the existing shareholders.

Implementation of our business plan depends upon our ability to enter into key contracts with certain key providers providing rights and services that are critical to our business plan.

To execute our business plan we must enter into and maintain key contracts with certain key providers including:

	Amtrak for haulage agreement; and

	Union Pacific for access to their railroad;

We have entered into a Memorandum of Understanding with Amtrak but have not yet executed an agreement with Union Pacific Railroad. There can be no assurances that we will enter into key contracts or that the key contracts will be on terms that are acceptable to us. Our ability to maintain and build relationship with our key providers will be critical to our success. Even if we enter into key contracts with our key providers, we may not be able to preserve relationships and if any of these key providers reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, this will have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition to the key contracts discussed above, our plans for growth and expansion may rely significantly on other agreements with other railroads and third parties, including joint ventures, strategic alliances and marketing agreements. Our ability to provide comprehensive rail service to our future customers will depend in large part upon our ability to enter into and maintain these other agreements and upon the performance of the obligations under the agreements by the other railroads and third parties.

If we commence commercial operations of the X-Train service, if sufficient numbers of travelers do not utilize our service, our business, prospects, financial condition and results of operations will be adversely affected.

Our business model depends on our ability to provide an alternative means of transportation between Los Angeles and Las Vegas. If we commence commercial operations of the X-Train service, utilization of our service will depend upon the adoption of our service by leisure travelers as a viable alternative to existing options. We cannot assure you that leisure travelers will accept our service as a replacement for traveling by car or by airplane. Achieving market acceptance for the X-Train service will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by leisure travelers. If we fail to achieve broad acceptance of the X-Train service or if we fail to position X-Train as a preferred method for travel, our business, prospects, financial condition and results of operations will be adversely affected.

Our business model depends on leisure travel demand on the route from the Los Angeles area to Las Vegas. Any significant downturn in the Las Vegas travel market could have a material adverse effect on our financial condition, results of operations, or cash flows.

According to the Las Vegas Convention Visitor Authority (LVCVA), there were approximately 38.9 million travelers to Las Vegas from the Southern California region in 2011. If demand for rail travel does not keep up with amount of service offered, competitive pressure may cause reductions in average fare price.

The Las Vegas region also faces competition with legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video gaming machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has executed a number of compacts with no limits on the number of gaming machines, which was limited under the prior compacts. The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California could have an adverse effect on Las Vegas travel and thus on our results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we would traditionally seek to attract customers, such as New York, Los Angeles, San Francisco and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals at certain race tracks. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, although such legislation has not been implemented yet. A number of states have permitted or are considering permitting gaming at "racinos," on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Las Vegas area by attracting customers close to home and away from Las Vegas, which could adversely affect the demand for travel to Las Vegas and thereby affect our financial condition, results of operations or cash flows.

Severe weather and natural disasters could disrupt normal business operations, which would result in increased costs and liabilities and decreases in revenues.

Our success will be dependent on our ability to operate a railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of our infrastructure due to natural or man-made disruptions could have an adverse effect on our operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, our workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

Operational dependencies may adversely affect our results of operations, financial condition or liquidity.

 Due to the integrated nature of the United States' freight transportation infrastructure, our future operations may be negatively affected by service disruptions of other entities such as ports and other railroads which we will interact with and the Class I railroads we will need to interact with Amtrak and Union Pacific, neither of which we yet have an agreement with. A significant prolonged service disruption of one or more of these entities could have an adverse effect on our results of operations, financial condition or liquidity.

 Acts of terrorism or war, as well as the threat of war, may cause significant disruptions in our business operations.

Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Our proposed use of the Class I railroad rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on our operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of our host railroads or connecting rail lines, loss of critical customers or partners, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically, the coverage available may not adequately compensate us for certain types of incidents and certain coverage may not be available to us in the future.

We expect to depend on the stability and availability of our information technology systems.

We expect to rely on information technology in all aspects of our business. A significant disruption or failure of our information technology systems could result in service interruptions, revenue collection disruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although we anticipate taking steps to mitigate these risks, a significant disruption could adversely affect our results of operations, financial condition or liquidity. Additionally, if we are unable to acquire or implement new technology, we may suffer a competitive disadvantage, which could also have an adverse effect on our results of operations, financial condition or liquidity.

We may in the future become subject to various claims and lawsuits, and increases in the amount or severity of these claims and lawsuits could adversely affect our operating results, financial condition and liquidity.

As part of our proposed railroad operations, we may become exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Personal injury claims by our employees and those of the host railroads are subject to the Federal Employees' Liability Act (FELA), rather than state workers' compensation laws. We believe that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on our operating results, financial condition and liquidity.

We expect that most of our future host railroad employees will be represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs.

We expect that a significant majority of the Class I railroads employees that we plan to employ will be union-represented. These union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. If we or our Class I railroad partners are unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on our operating results, financial condition or liquidity.

The unavailability of qualified personnel in the future could adversely affect our operations.

Changes in demographics, training requirements and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact our future ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, will be vital to our future operations. Unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on our operating results, financial condition or liquidity.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with a minimal number of employees. With the start of our planned principal activities, we expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The loss of any of our executive officers, directors or key personnel would likely have an adverse effect on our business.

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Michael A. Barron.  The loss of the services of Mr. Barron or other key employees or directors would also likely have an adverse effect on our operations.

Risks Related to Our Industry

Changes in government policy could negatively impact demand for our future services, impair our ability to price our future services or increase our costs or liability exposure.

Changes in United States government policies could change the macroeconomic environment and affect demand for our future services. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact our ability to determine prices for rail services and significantly affect the revenues, costs and profitability of tour business. Additionally, because of the significant costs to maintain our future rail network, an increase in expenditures related to the maintenance of the rails owned by the Class I railroads could hinder our ability to maintain, improve or expand the rail network, facilities and equipment in order to accept or handle any increased demand. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect any future revenues.

Our success depends on our ability to continue to comply with the significant federal, state and local governmental regulations to which we are subject.

We are or will be subject to a significant amount of governmental laws and regulation with respect to our practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative and/or regulatory framework within which we operate without providing us with any recourse for any adverse effects that the change may have on its business. For example, federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across our host railroads' infrastructure may pose significant operating and implementation risks and could require significant capital expenditures.

We are subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

Our operations are or will be subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to any diesel locomotives, equipment, vehicles and other machinery that we may operate.  Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, local concerns on emissions and other forms of pollution could inhibit our ability to build facilities in strategic locations to facilitate growth and efficient operations. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. We may in the future be subject to allegations or findings to the effect that we have violated, or are strictly liable under, these laws or regulations. Any future operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate environmental contamination.

Fuel supply availability and fuel prices may adversely affect our results of operations, financial condition or liquidity.

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could increase fuel costs resulting in reduced margins. Each of these factors could have an adverse effect on our operating results, financial condition or liquidity. If the price of fuel increases substantially, we may be able to offset a significant portion of these higher fuel costs through a fuel surcharge program or increase in ticket prices, which may result in loss of customers.

Downturns in the economy could adversely affect demand for our future services.

Significant, extended negative changes in domestic and global economic conditions that impact future customers transported by us and may have an adverse effect on our operating results, financial condition or liquidity. Declines in economic growth and the United States travel industry all could result in reduced revenues.

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect our financial condition or liquidity.

Challenging economic conditions may not only affect future revenues due to reduced demand for many goods and services, but could result in payment delays and increased credit risk. Railroads are capital-intensive and we may need to finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect our cost structure, our timely access to capital to meet financing needs and costs of its financings.

Risks Related to Our Common Stock

A large percentage of our stock is owned by relatively few people, including officers and directors.

As of December 31, 2017, our officers and directors beneficially owned approximately 42% of our outstanding common stock.  If you purchase shares, you may be subject to certain risks due to the concentrated ownership of our common stock.  For example, these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

We have not paid dividends on common stock in the past and do not expect to pay dividends in the foreseeable future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the OTC Pink under the symbol "XREE".  There is a limited trading market for our common stock.  As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock, which may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration. There can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile. The trading price of our common stock on the OTC Pink is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

Additional stock offerings may dilute current stockholders.

Given our plans and our expectation that we may need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of our current stockholders.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to this prospectus or Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our common stock pursuant to this prospectus or Rule 144 may have a material adverse effect on the market price of our common stock. Such shares may include shares issuable pursuant to convertible debt or exercise of warrants. As of December 31, 2017, there are 39,167,080 shares of our common stock issuable upon conversion of outstanding convertible debt and 14,978,000 shares issuable upon exercise of outstanding warrants.

Our common stock may be considered a "penny stock" and is subject to additional sale and trading regulations that may make it more difficult to buy or sell.

We anticipate that our common stock may be considered to be a "penny stock" and securities broker-dealers participating in sales of common stock will be subject to the "penny stock" regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

As an issuer of "penny stock", the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if our common stock is considered a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Conversions of convertible promissory notes may also cause dilution to existing shareholders.

As a consequence of the discounted conversion price, any conversion of promissory notes will result in immediate dilution of the existing shareholders

We are an "emerging growth company" and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards, and we have elected to take advantage of this extended transition period. In other words, as an emerging growth company, we have elected to take advantage of the provision of the JOBS Act allowing us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We are also currently able to take advantage of certain of these exemptions as a smaller reporting company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 2.  Properties.

We lease approximately 3,066 square feet of general office space in premises located at 9480 S. Eastern Ave. Las Vegas, Nevada. Our lease for this space expires on February 28, 2019 and our monthly rent is $5,642.

Item 3.  Legal Proceedings.

We are not party to any material legal proceedings.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink under the symbol "XREE".   The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended December 31, 2017:	High	Low
Quarter Ended March 31, 2017	$5.85	$3.00
Quarter Ended June 30, 2017	$3.91	$0.12
Quarter Ended September 30, 2017	$0.25	$0.04
Quarter Ended December 31, 2017	$0.05	$0.01

Year Ended December 31, 2016:	High	Low
Quarter Ended March 31, 2016	$6.30	$1.75
Quarter Ended June 30, 2016	$6.30	$1.20
Quarter Ended September 30, 2016	$2.10	$2.10
Quarter Ended December 31, 2016	$5.00	$1.00

Number of Stockholders

As of December 31, 2017, there were 583 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Equity Compensation Plan Information

We do not have any equity compensation plan.

Transfer Agent

Our transfer agent is Action Stock Transfer Corp. located in Salt Lake City, UT.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6.  Selected Financial Data

Not applicable.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements.  In addition, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.  We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters.  Results of operations in any past period should not be considered indicative of results to be expected in future periods.  Fluctuations in operating results may result in fluctuations in the price of our securities.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere herein.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to collection of receivables, impairment of goodwill, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in material differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Results of Operations

The following are the results of our continuing operations for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Years ended
	December 31,	December 31,
	2017	2016	$ Change	% Change

Revenues	$52,354	$-	$52,354	100.0%
Cost of sales	(61,638)	-	(61,638)	100.0%
Gross profit (loss)	(9,284)	-	(9,284)	100.0%

Operating Expenses:
Compensation and payroll taxes	$3,578,749	$1,912,125	$1,666,624	87.2%
Selling, general and administrative	374,970	243,784	131,186	53.8%
Professional fees	899,983	265,335	634,648	239.2%
Total expenses	4,853,702	2,421,244	2,432,458	100.5%

Loss from operations	(4,862,986)	(2,421,244)	(2,441,742)	100.8%

Other income (expense)
Interest expense	(1,185,989)	(146,225)	(1,039,764)	711.1%
Derivative expense	(707,127)	-	(707,127)	-100.0%
Loss on disposition of assets	(629,270)	-	(629,270)	-100.0%
Total other income (expense)	(2,522,386)	(146,225)	(2,376,161)	1625.0%

Net income (loss) from operations before provision for income taxes	(7,385,372)	(2,567,469)	(4,817,903)	187.7%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(7,385,372)	$(2,567,469)	$(4,817,903)	187.7%

Revenue

During the year ended December 31, 2017 the Company generated some revenue from operating wine train in Santa Barbara, CA. During the year ended December 31, 2016, there was no operations yet.

Operating Expenses

Compensation and payroll taxes increased by $1,666,624, or 87.2%, during the year ended December 31, 2017 as compared to 2016.  The increase in compensation expense in the current year is due primarily to significant stock issuances to officers and directors as compensation. Selling, general and administrative expenses increased by $131,186, or 53.8%, during the year ended December 31, 2017 as compared to the same period in 2016 primarily due to higher office, marketing and advertising expenses.  We had an increase in our professional fee expenses during the year ended December 31, 2017 of $634,648, or 239.2%, due primarily to legal, consulting in the fair value of the derivative liabillity and accounting services.

Other (Expense) Income

Interest expense increased by $1,039,764, or 711,1% during the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The increase is due primarily to increase in convertible debt in 2017.

The change in the fair value of the derivative  liabilities amounted to $707,127 for the year ended December 31, 2017 as a result of convertible debt.  The increase was primarily due to the increase in value of derivative liabilities outstanding during the year.

The loss on disposition of assets was $629,270 for the year ended December 31, 2017 as a result of the Company expensing the carrying value of 10 rail cars as they were exchanged for unpaid storage charges.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $7,385,372 and $2,567,469 for the years ended December 31, 2017 and 2016, respectively.  The Company also has an accumulated deficit of $15,351,533 and negative working capital of $2,507,897 as of December 31, 2017, as well as outstanding convertible notes payable of $369,900 before debt discount of $324,121.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.
We believe that the successful growth and operation of our business is dependent upon our ability to do the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and

•	manage or control working capital requirements by controlling operating expenses.

Management is attempting to raise additional equity and debt to sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows

Net cash used in operating activities for the years ended December 31, 2017 and 2016 were $651,854 and $1,085,261, respectively.  Cash used in operating activities for the years ended December 31, 2017 and 2016 were primarily due to net losses of $7,385,372 and $2,567,469, respectively.  During the year ended December 31, 2017, the net loss included significant non-cash expenses of $280,150 in stock issued for services, $1,069,322 in derivative expense charged to interest, $3,050,000 for the stock compensation, $905,921 in changes in operating assets and liabilities and $37,433 in debt discount interest expenses and change in derivative liability of $707,127.  During the year ended December 31, 2016, the net loss included significant non-cash expenses of $1,257,091 for stock issued for compensation, $88,448 in debt discount expense on notes payable and $136,669 in accounts payable and accrued expenses.

There was no cash used in investing activities during the year ended December 31, 2017.  Net cash used in investing activities during the year ended December 31, 2016 was $83,160, which represented property and equipment acquisitions primarily related to the acquisition of rail cars and related costs.

Net cash provided by financing activities for the year ended December 31, 2017 was $506,668, which consisted of $498,940 from proceeds from sale of shares of common stock, $180,000 from exercise of warrant, $378,900 from proceeds from convertible notes payable and $83,672 from proceeds from related parties notes payable and $501,520 on repayment on convertible notes and $53,340 in repayments on related party notes. Net cash provided by financing activities for the year ended December 31, 2016 amounted to $1,045,533 which consisted of $739,109 in proceeds from the sale of common stock and $490,000 in proceeds from the issuance of convertible notes payable during the year. There was repayment of $183,576 towards related party notes payable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
X Rail Enterprises, Inc.
6480 S. Eastern Avenue
Suite 205
Las Vegas, NV 89123

We have audited the accompanying balance sheet of X Rail Enterprises, Inc. as of December 31, 2016 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X Rail Enterprises, Inc. as of December 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C
Farmington, Utah
March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
X Rail Entertainment, Inc.
9480 South Eastern Ave., Suite 205
Las Vegas, Nevada 89123
Opinion on the Financial Statements
We have audited the accompanying balance sheet of X Rail Entertainment, Inc., (the Company) as of December 31 2017, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company's auditor since January 2018.
Pinnacle Accountancy Group of Utah
Farmington, Utah
April 2, 2018

X RAIL ENTERTAINMENT, INC.
BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets

Current assets
Cash	$56,983	$202,169
Deposits	235	-
Total current assets	57,218	202,169

Property and equipment, net of accumulated depreciation	125,000	833,160

Total assets	$182,218	$1,035,329

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$44,117	$78,890
Accrued expenses	305,961	76,234
Unearned revenue	3,042	-
Notes payable to related parties	379,153	348,825
Current portion of convertible notes payable, net of debt discount	45,779	210,946
Derivative liability	1,787,063	-
Total current liabilities	2,565,115	714,895
Long-term portion of convertible debt, net of current portion	-	-
Total liabilities	2,565,115	714,895

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,798 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1	1
Common stock, $0.00001 par value, 5,000,000,000 shares authorized, 590,244,905 and 208,353,303 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	5,903	2,084
Additional paid-in capital	12,962,732	8,284,510
Accumulated (deficit)	(15,351,533)	(7,966,161)
Total stockholders' equity (deficit)	(2,382,897)	320,434
Total liabilities and stockholders' equity (deficit)	$182,218	$1,035,329
See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016

Revenues	$52,354	$-
Cost of sales	(61,638)	-
Gross loss	(9,284)	-

Operating Expenses:
Compensation and payroll taxes	3,578,749	$1,912,125
Selling, general and administrative	374,970	243,784
Professional fees	899,983	265,335
Total expenses	4,853,702	2,421,244

Loss from operations	(4,862,986)	(2,421,244)

Other income (expense)
Interest expense	(1,185,989)	(146,225)
Derivative gain (expense)	(707,127)	-
Loss on disposition of assets	(629,270)	-
Total other income (expense)	(2,522,386)	(146,225)

Net income (loss) from operations before provision for income taxes	(7,385,372)	(2,567,469)
Provision for income taxes	-	-
Net income (loss)	$(7,385,372)	$(2,567,469)

Net income (loss) per share, basic and dilluted	(0.03)	(0.02)

Weghted average number of common shares outstanding, basic and dilluted	292,282,791	170,650,346

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2015	4,557,784	$46	98,798	$1	$5,835,346	$(5,398,691)	$436,702

Stock issued for employees compensation	16,791,611	168	-	-	1,185,243	-	1,185,411
Stock issued for notes conversion	200,000	2	-	-	4,998	-	5,000
Stock issued per Share Exchange Agreement	151,885,189	1,519	-	-	(1,519)	-	0
Stock issued for cash	33,894,719	339	-	-	738,772	-	739,111
Stock issued for services	1,024,000	10	-	-	71,670	-	71,680
Value of warrants allocated to notes	-	-	-	-	450,000	-	450,000
Net loss	-	-	-	-	-	(2,567,470)	(2,567,470)
Balance December 31, 2016	208,353,303	$2,084	98,798	$1	$8,284,510	$(7,966,161)	$320,434

Stock issued for services	16,460,000	165	-	-	279,985	-	280,150
Stock issued for notes and interest conversion	80,183,500	802	-	-	672,150	-	672,952
Stock issued for cash and warrants	17,178,800	172	-	-	498,768	-	498,940
Stock issued for compensation	265,000,000	2,650	4	-	3,047,350		3,050,000
Stock issued for warrant exercise	1,200,000	12	-	-	179,988	-	180,000
Stock issued for shares exchange	1,885,302	19	-	-	(19)		-
Stock cancelled	(16,000)	(0)	(2)	-	(0)	-	-
Net loss	-	-	-	-	-	(7,385,372)	(7,385,372)
Balance December 31, 2017	590,244,905	$5,903	98,800	$1	$12,962,732	$(15,351,533)	$(2,382,897)

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(7,385,372)	$(2,567,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount interest expense on notes payable	37,433	88,448
Conversion of notes payable and accrued interest to capital	672,952	-
Common stock issued for services	280,150	-
Common stock issued for compensation	3,050,000	1,257,091
Derivative expense related to convertible note payable	1,787,063	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	273,844	136,669
Unearned revenue	3,042	-
Loss on impairment of assets	629,270	-
Deposits	(235)	-
Net cash used in operating activities	(651,853)	(1,085,261)

Cash flows from investing activities
Purchases of property and equipment	-	(83,160)
Net cash used in investing activities	-	(83,160)

Cash flows from financing activities
Repayments on convertible notes payable	(572,500)	-
Proceeds from convertible notes payable	369,900	490,000
Repayments on related party notes payable	(53,344)	(183,576)
Proceeds from related party notes payable	83,672	-
Proceeds from stock and warrant purchases	498,940	739,109
Proceeds from exercise of warrant	180,000	-
Net cash provided by financing activities	506,668	1,045,533

Net change in cash	(145,186)	(122,888)
Cash, beginning of the period	202,169	325,057
Cash, end of the period	$56,983	$202,169

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of related party debt to capital	$-	$-
Conversion of notes payable and accrued interest to capital	672,952	5,000
Debt discount on convertible notes	324,121	450,000

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(1)  Description of Business:

X Rail Entertainment, Inc. is a Nevada corporation, originally formed as a Utah corporation under the name State Cycle, Inc. on August 7, 1974. We moved the corporation to the state of Nevada and changed our name to X Rail Enterprises, Inc. on November 5, 2015, at which time our primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, we changed our name to X Rail Entertainment, Inc.

X Rail Entertainment, Inc. is in the specialty passenger train business and has three operating divisions, The X Train, which will be an excursion railroad between metropolitan areas and resort/casino destinations, X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, a riders membership club for X Train customers.

(2)  Summary of Significant Accounting Policies:

Basis of Financial Statement Presentation:

The accompanying financial statements of X Rail Entertainment, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. However, the results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $7,385,372 for the year ended December 31, 2017.  The Company also has an accumulated deficit of $15,351,533, and a negative working capital of $2,507,897 as of December 31, 2017, as well as outstanding convertible notes payable of $369,900, before debt discount of $324,121.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.
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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Amounts could materially change in the future.

Cash and Cash Equivalents:

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements. As of December 31, 2017, we recorded the rail cars on the balance sheet at $125,000 with no accumulated depreciation. The rail cars are currently not depreciated as they are not in service and not ready to run. The rail cars require substantial investment to retrofit. The Company expensed the carrying value of 10 rail cars as they were exchanged for unpaid storage charges. The amount written off was $629,270 as of December 31, 2017.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company's management believes there has been no impairment of its long-lived assets during the years ended December 31, 2017, or 2016.  There can be no assurance, however, that market conditions will not change or demand for the Company's business model will continue.  Either of these could result in future impairment of long-lived assets.
Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, "Earnings Per Share," the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the years ended December 31, 2017 and 2016 as the amounts are anti-dilutive.  As of December 31, 2017 and 2016, the Company had no outstanding options.  As of December 31, 2017 and 2016, the Company also had convertible debt that is convertible into 39,167,080 and 11,450,000 shares, respectively, of common stock which was excluded from the computation.  As of December 31, 2017 and 2016, the Company had 14,978,000 and 9,000,000 outstanding warrants, respectively, which were also excluded from the computation because they were anti-dilutive.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of December 31, 2017, and December 31, 2016, the Company has not established a liability for uncertain tax positions.

Share Based Payment:

The Company issues stock, options and warrants as share-based compensation to employees and non-employees.

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

Derivative Liabilities:

The Company has certain embedded conversion options in notes payable with elements that qualify as derivatives. The Company values these embedded conversion options in notes payable using the Black Scholes model.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations (see Note 7).

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

(3)  Property and Equipment:

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

Rail cars (not in service)	$125,000	$833,160
Less: accumulated depreciation	-	-

	$125,000	$833,160

(4)  Related Party Notes payable:

A summary of outstanding notes payable is as follows:

	December 31,	December 31,
	2017	2016

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$49,910	$55,994

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	39,101	52,240

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	74,044	78,359

Promissory note, dated September 30, 2015, bearing no interest, payable on demand	154,998	162,232

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	53,700	-

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	7,400	-

	$ $ 379,153	$348,825

(5)  Convertible Notes Payable:

A description of outstanding convertible notes payable is as follows:

East Shore Equities LLC
On June 2, 2017, the Company entered into a convertible note agreement with East Shore Equities LLC for total principal borrowings of $19,100.  The amounts are due on June 2, 2018, and bear interest at a rate of 4% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 60% of the average of the lowest closing trading price during the 45 trading day period prior to the conversion election date.

Cardio Infrared Technologies, Inc.
On September 30, 2017, the Company entered into a convertible note agreement with Cardio Infrared Technologies, Inc. for total principal borrowings of $49,800.  The amounts are due on demand, and bear interest at a rate of 10% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 65% of the average of the lowest trading price during the 20 trading day period prior to the conversion election date.  The balance of the note was $40,800 as of December 31, 2017, as $9,000 was repaid during the year.

Power Up Lending Group LTD
On November 1, 2017, the Company entered into a convertible note agreement with Power Up Lending Group LTD for total principal borrowings of $45,000.  The amounts are due nine months after the issuance of the note on August 10, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 58% of the average of the lowest two closing trading prices during the 15 trading day period prior to the conversion election date.

EMA Financial, LLC
On November 27, 2017, we entered into a securities purchase agreement (the "November 2017 Purchase Agreement"), dated as of November 27, 2017 (the "Closing Date"), with EMA Financial, LLC (the "Investor") pursuant to which the Investor purchased an aggregate principal amount of $85,000 of Convertible Notes for an aggregate purchase price of $79,990 (the "November 2017 Notes"). The November 2017 Notes 12% original issue discount. Net proceeds from the sale of the November 2017 Notes were $76,500, which have been used for general corporate purposes.

The November 2017 Notes bear interest at a rate of 12.0% per annum, payable in arrears on the maturity date of November 27, 2018 (the "Maturity Date"). The November 2017 Notes are convertible into shares of Common Stock, as of the earlier of June 1, 2018 or the effectiveness of a registration statement to register the resale of the shares of Common Stock issuable upon conversion of the November 2017 Notes (the "Registration Statement"), at a conversion price equal to the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower ("Conversion Date").

Until the end of May, 2018 (the "Prepayment Termination Date"), the Company has the right, exercisable on not less than five (5) trading days' prior written notice to the holder of the November 2017 Notes, to prepay the outstanding balance on the November 2017 Notes (principal and accrued interest), in full. On the date fixed for prepayment (the "Optional Prepayment Date"), the Company must make payment of the Optional Prepayment Amount or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date. If the Company exercises its right to prepay the November 2017 Note, the Company must pay Holder an amount in cash (the "Optional Prepayment Amount") equal to the Prepayment Factor (as defined below), multiplied by the sum of: (w) the then-outstanding principal amount of the November 2017 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the November 2017 Note to the Optional Prepayment Date plus (y) default interest. For purposes hereof, the "Prepayment Factor" shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and thirty five percent (135%) if the Optional Prepayment Date occurs on or before the date which is ninety (90) days following the Issue Date hereof.

In connection with the November 2017 Purchase Agreement, we entered into a registration rights agreement with the Investor (the "Registration Rights Agreement") pursuant to which we agreed to file the Registration Statement with the SEC on or before January 15, 2018, and to use our reasonable best efforts for to cause such Registration Statement to become effective prior to February 25, 2018. Upon certain failures of the Company to file or maintain effectiveness of the Registration Statement, including the failure to file the Registration Statement on or before January 15, 2018, then on such event date and each one-month anniversary of such event date, the Company shall pay to the Investor an amount as part of liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the Investor pursuant to the November 2017 Purchase Agreement for any unregistered registrable securities then held by the Investor, up to a maximum of 24% of the purchase price of the November 2017 Notes.

The November 2017 Notes contain certain negative covenants preventing the Company from undertaking certain actions without the consent of the Investor. The November 2017 Notes also contain certain events of default, including but not limited to the Company's failure to pay principal and interest, material defaults under the other transaction documents, material restatements of our financial statements, material defaults in other payment obligations, failure of the Company to comply with its reporting requirements with the SEC, bankruptcy or appointment of a receiver, the Company's failure to deliver certificates representing the shares of Common Stock after a conversion, the entry of judgments in excess of $50,000 against the Company, failure to maintain a listing for our Common Stock on NASDAQ, OTCQX, NYSE, AMEX or an equivalent exchange, cessation of operations,. Any amount of principal or interest on the November 2017 Notes which is not paid when due shall bear interest at the default rate of 24% per annum.

In the case of certain defaults, including the failure to pay principal and interest when due at the maturity date, we are required to pay a "Default Sum" equal to the outstanding principal amount of the November 2017 Notes, plus accrued and unpaid interest on the principal amount of the November 2017 Notes, plus default interest (if any), plus any other amounts owed to the Investor. In the case of a default due to failure to deliver conversion shares, we may be required to pay twice the Default Sum. In the case of certain other defaults, including without limitation the failure to pay principal and interest when due after acceleration of the November 2017 Notes, we may be required to pay the greater of 150% of the Default Sum or the "parity value" of the Default Sum to be prepaid. For these purposes, the parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the trading day immediately preceding the mandatory prepayment date as the "conversion date" for purposes of determining the lowest applicable conversion price (unless the default arises as a result of a breach in respect of a specific conversion date, in which case such conversion date shall be the "conversion date"), multiplied by (b) the highest closing price for the Common Stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the mandatory prepayment date.

Adar Bays, LLC
On December 18, 2017, the Company entered into a security purchase agreement with ADAR Bays, LLC providing for total borrowings of $120,000, with the first note being of $40,000 and the second and third notes being in the total amount of $80,000.  Interest on the note equals 12% of the total principal balance. The Company received payment of $38,000 on December 19, 2017, which represents the total amount outstanding as of September 30, 2017.  The convertible note matures 12 months after the issuance, at which point the outstanding principal and interest is due. The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 50% of the lowest of: (i) the lowest trading price during the twenty trading days prior to the conversion, or (ii) the lowest trading price during the twenty trading days preceding the date of this Agreement.

Auctus Fund, LLC
On December 20, 2017, the Company entered into a convertible note agreement with Auctus Fund, LLC for total principal borrowings of $112,000.  The amounts are due nine months after the issuance of the note on September 20, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 50% of the lowest closing trading price during the 25 trading day period prior to the conversion election date.

Power Up Lending Group LTD
On December 21, 2017, the Company entered into a convertible note agreement with Power Up Lending Group LTD for total principal borrowings of $28,000.  The amounts are due nine months after the issuance of the note on September 30, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 51% of the lowest closing trading price during the 30 trading day period prior to the conversion election date.

The following summarizes the book value of the convertible notes payable outstanding as of December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016

Promissory note, dated April 30, 2008, bearing interest at 10% annually, payable on demand, convertible to shares of common stock at $.05 per share	$-	$82,500

Promissory note, dated May 12, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share	-	60,000

Promissory note, dated May 19, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share	-	20,000

Promissory note, dated May 20, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share	-	20,000

Promissory note, dated May 31, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share	-	40,000

Promissory note, dated June 3, 2016, bearing interest at 10% annually, payable within a year, convertible to shares of common stock at $.05 per share	-	350,000

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading daysprior the conversion date.	19,100	-

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior conversion	40,800

Promissory note, dated November 1, 2017, bearing interest of 12% annually, payable on August 10, 2018, convertible to common stock at a discount of 42% of the lowest two traded prices of the common stock during the 15 trading days prior the conversion date.	45,000	-

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate puchase price of $79,900, bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date	85,000	-

Promissory note, dated December 18, 2017, bearing interest of 12% annually, payable within a year convertible at a conversion rate equal to 50% of the lowest of: (i) the lowest trading price during the twenty trading days prior to the conversion, or (ii) the lowest trading price during the twenty trading days preceding the date of this note	40,000	-

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior the conversion date.	112,000	-

Promissory note, dated December 21, 2017, bearing interest of 12% annually, payable on September 30, 2018, convertible to common stock at a discount of 49% of the lowest two traded prices of the common stock during the 30 trading days prior the conversion date.	28,000	-

Convertible notes before debt discount	369,900	572,500

Less debt discount	(324,121)	(361,554)

Total outstanding convertible notes payable	$45,779	210,946

(6)  Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires on February 28, 2019.  The rental agreement includes common area maintenance, property taxes and insurance.

Future annual minimum payments under these operating leases are as follows:

Years ended

December 31, 2018	67,704
December 31, 2019	11,284
Total	$78,988

Rental expense under operating leases for the years ended December 31, 2017 and 2016 was $52,954 and $56,795, respectively.

Litigation

We are not party to any material legal proceedings.

(7)  Derivative Instruments:

The Company has certain notes payable with elements that qualify as derivatives. The notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The derivative liability, as it relates to the different instruments, is shown in the following table:

Year Ended December 31, 2017
Conversion Feature
of
Notes Payable

Beginning balance, January 1	$-
Additional issuances	1,079,942
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	707,121
Ending balance, December 31	$1,787,063

The derivative liability was valued using the Black-Scholes method with the following inputs:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Expected life in years	0.4 - 0.96 years	N/A
Stock price volatility	283.6% - 343.6%	N/A
Discount rate	0.12%	N/A
Expected dividends	None	N/A
Forfeiture rate	0%	0%

(8)  Equity:

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,000,000 shares of preferred A, 10,000 shares of preferred A-2, 1,000,000 shares of preferred B and 1,000 shares of preferred C class.  The increase in authorized shares of common stock from 500,000,000 to 1,000,000,000 was approved by the shareholders and Board of Directors on September 27, 2017. The increase from 1,000,000,000 to 3,000,000,000 shares was effective December 12, 2017 and the increase from 3,000,000,000 to 5,000,000,000 shares was effective March 21, 2018.

 On November 20, 2016, the Company effected a reverse stock split, on a 1000 to 1 basis, which has been retroactively applied to the financial statements to the earliest period presented.

Holders of the Company's common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.  Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Company's common stock representing a majority of the voting power of the Company's capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company's outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company's certificate of incorporation.

Holders of the Company's common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company's common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company's common stock.

During the year ended December 31, 2017, the Company issued an aggregate of 80,183,500 shares of common stock for the conversion of $672,952 of convertible notes and associated interest. During the year ended December 31, 2016, the Company issued an aggregate of 200,000 shares of common stock for the conversion of $5,000 in convertible notes payable.

During the year ended December 31, 2017, the Company issued 265,000,000 shares of common stock as employee and directors' compensation for a total of $3,050,000. During the year ended December 31, 2016, the Company issued an aggregate of 16,791,611 shares of common stock as directors' and employee compensation.

During the years ended December 31, 2017 and 2016, the Company issued 1,200,000 and 0 shares of common stock, respectively, for the exercise of warrants.

During the year ended December 31, 2017, the Company issued aggregate 17,178,800 shares of common stock for total proceeds of $498,940. During the year ended December 31, 2016, the Company sold an aggregate total of 33,894,719 shares of common stock for total proceeds of $739,111.

During the year ended December 31, 2017 and 2016, the Company issued 16,460,000 and 1,204,000 shares of common stock for the services, respectively.

During the year ended December 31, 2017 and 2016, the Company issued 1,885,302 and 151,885,189 shares of common stock for share exchange with certain shareholders of Las Vegas Railway Express, Inc. (LVRE), respectively.

Warrants

During the year ended December 31, 2017, the Company issued 7,178,000 shares of common stock in warrants which were issued in connection with stock purchase agreements. During the year ended December 31, 2016, the Company issued 9,000,000 warrants in connection with the convertible notes issued during the period.

The following summarizes the Company's warrant activity during the years ended December 31, 2017 and 2016:

Warrants
Outstanding - December 31, 2015	-

Granted	9,000,000
Exercised	-
Cancelled	-
Outstanding - December 31, 2016	9,000,000

Granted	7,178,000
Exercised	(1,200,000)
Cancelled	-
Outstanding - December 31, 2017	14,978,000

Variables	Values
Exercise Price	$0.15
Risk Free Rate	.92% to 1.07%
Discount rate	0.25%
Volatility	580.29% - 669.15%

 (9)  Share Based Compensation:

Employment Agreements

The Company has an employment agreement with Michael Barron, the CEO of the Company, which provides for an annual salary of $250,000.   His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron's employment agreement commenced as of December 15, 2017.

The Company has an employment agreement with Wanda Witoslawski which requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. Witoslawski a base salary at the rate of $225,000 per year.   Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski's employment agreement commenced as of December 15, 2017.

The Company has an employment agreement with Joseph Cosio-Barron, the President of the Company, which provides for an annual salary of $200,000.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Cosio-Barron's employment agreement commenced as of December 15, 2017.

(10)  Income Taxes:

The Company accounts for income taxes under FASB ASC 740 "Income Taxes."  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2017 and 2016, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities.  The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2017 or 2016.  The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2017, the Company had  net operating loss carry forwards of approximately $6.4 million, which may be available to offset future taxable income for tax purposes.  This carry forward may be limited upon the ownership change under IRC Section 382.

The Components of the deferred tax asset at December 31, 2017 and 2016 are as follows:
	2017	2016
Net operating loss carry forward	$1,346,000	$870,000
Derivative expense	375,000	-
Total	1,721,000	870,000
Valuation allowance	(1,721,000)	(870,000)
Total Deferred tax asset	$0	$0

A reconciliation of the effective Federal tax expense to the amount derived by applying the $ Federal statutory rates to pretax loss for 2017.

Pretax loss at Federal Statutory rate of 35%	$2,585,000
Non-deductible differences (stock-based compensation)	(1,166,000)
Change in valuation allowance	(851,000)
Effect of change in federal tax rates due to newly enacted tax statues	(568,000)
Net tax expense (benefit)	$0

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal Statutory rate to pretax loss for 2016:

Pretax loss at Federal Statutory rate of 35%	$899,000
Non-deductible differences (stock based compensation)	(439,000)
Change in valuation allowance	(277,000)
Effect of change in federal tax rates due to newly enacted statutes	(183,000)
Net income tax expense (benefit)	$0

(11)  Related-Party Transactions:

Michael A. Barron, the CEO of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, "Allegheny".  The Company was indebted to Allegheny by certain promissory notes with 10% monthly interest.   As of December 31, 2017, the balance of the note dated December 15, 2015 was $39,101 and the note dated September 30, 2017 was $53,700.

Dianne David, the Company's Director -Sales, is the spouse of the CEO, Michael A. Barron and as of December 15, 2015 holds a promissory note with 10% monthly interest and as of December 31, 2017 the principal balance is $74,044.

Wanda Witoslawski, the CFO of the Company, holds a promissory note dated December 15, 2015 of $49,910 and promissory note dated September 30, 2017 of $18,400. The balances as of December 31, 2017 are $49,910 and $7,400, respectively.

Las Vegas Railway Express, Inc. holds promissory note with no interest, payable on demand. Balance as of December 31, 2017 was $154,998.

(12)  Subsequent Events

We entered into the SPA with GPL on January 5, 2018. Pursuant to the SPA, GPL committed to purchase up to $50,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 24 months from the date of the agreement; (ii) the date on which GPL has purchase shares of our common stock pursuant to the SPA for an aggregate maximum purchase price of $50,000,000.  We may draw on this facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the SPA. The purchase price to be paid by GPL will be 75% of the Market Price of our common stock.  We will be entitled to put to GPL on each put date such number of shares of common stock as equals 200% of the average of the dollar volume on the principal trading exchange for our common stock for the 10 trading days preceding the put date; provided that the number of shares to be purchased by GPL shall not exceed the number of such shares that, when added to the number of shares of our common stock then beneficially owned by GPL, would exceed 4.99% of the number of shares of our common stock outstanding.  The SPA provides for payment to us of the price for the shares delivered to GPL within one business day of electronic delivery of the shares. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put.

On January 11, 2018, the Company issued 5,000,000 shares of common stock for compensation.

On January 12, 2018, the Company filed an S-1 Registration to register 412,538,466 shares of common stock for future conversions.

On February 8, 2018, the Company entered into a convertible note agreement with Power Up Lending Group LTD for total principal borrowings of $28,000.  The amounts are due nine months after the issuance of the note on November 20, 2018, and bear interest at a rate of 14% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 51% of the lowest closing trading price during the 30 trading day period prior to the conversion election date.

On March 21, 2018, the Company increased its authorized common stock from 3,000,000,000 to 5,000,000,000 shares.

On March 29, 2018, the Company issued 600,000,000 shares of common stock to employees and directors of the Board for compensation.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as December 31, 2017.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2017 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of December 31, 2017, our internal control over financial reporting was ineffective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Michael A. Barron	67	Chairman of the Board of Directors, Chief Executive Officer
Hualiang Teng	58	Director
Louis M. Schillinger	68	Director
Donald Adams	75	Director
Wanda Witoslawski	53	Chief Financial Officer
Joseph Cosio-Barron	69	President

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Michael A. Barron – Chairman and Chief Executive Officer

Michael Barron has been our Chairman and Chief Executive Officer since December 2015 and previously served as President and Chief Executive Officer of Las Vegas Railway Express, Inc. from 2010 to 2015. Mr. Barron has been a developer of new business Entertainment for nearly 30 years. Mr. Barron began his career in 1971 where he was the Senior Planner for the City of Monterey and was the HUD liaison for the City's downtown redevelopment project. He master planned the city's redevelopment of famous Cannery Row, Fisherman's Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron was the founder of Citidata, the first electronic provider of computerized real estate multiple listing service (MLS) information in the nation from 1975 to 1979. Citidata became the nation's largest provider of electronic real estate information and was sold to Moore Industries in 1979. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world's largest repository of real estate property information - Experian. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). The company was publicly traded and maintained a market capitalization of $500 million. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. He later went on to serve as CEO for publicly traded Shearson Home Loans, a $1.3 billion mortgage bank licensed in 33 states with 237 offices and 1,450 employees.  He founded Liberty Capital, a publicly traded real estate asset management company with a portfolio of mortgages and real estate valued at over $100 million based in Las Vegas, Nevada. Mr. Barron holds a B.S. degree from California Polytechnic University and he was accepted into the MBA program at UCLA, where he has yet to complete his degree. Mr. Barron has received numerous awards throughout his career including the American Institute of Planners National Award for historic building preservation, National Association Of Realtors award for Best New Product of the Year for video conferencing of mortgages in real estate offices,  He is a regular speaker at UNLV in the rail engineering program.

Wanda Witoslawski - Chief Financial Officer

Ms. Witoslawski has served in progressively responsible financial positions for public companies over the past twelve years. She served as Controller for Ocean West Enterprises until its acquisition by Shearson Home Loans in 2005 where she managed the accounting function for a staff of 1,350 employees and $200mm credit facility. Upon Shearson's exit from mortgage banking in 2007, she joined the principals Mr. Barron and Mr. Cosio-Barron as Controller at Liberty Capital Asset Management, an investor in acquiring defaulted mortgage pools, managing public accounting documents for SEC filings and the financial supervision over the liquidation of over 4,000 mortgage loans the company had acquired.

Joseph Cosio-Barron - President

Mr. Cosio-Barron has served as President of the Company and as President of Club X, X Rail's entertainment membership program, since 2016-.  Previously, Mr. Cosio-Barron was President of Shearson Home Loans, a $1.3 billion national mortgage bank with 237 offices in 33 states and 1,450 employees from 2004 to 2007. He co-founded Liberty Capital, a $100 million asset management company based in Las Vegas.  He has also served as the Managing Partner and President of CBS Consultants, Inc. a financial firm offering highly specialized services in development and lending for hotels, resorts, casinos and entertainment Companies. He was Executive Vice President of Finet Holdings Corporation, President of Terra West Construction, and Senior Vice-President of Multi-Financial Corporation.

Hualiang Teng – Director

Dr. Teng has served as a director of the Company since 2015. Dr. Teng, an Associate Professor in Transportation Engineering at the University of Nevada, Las Vegas (UNLV), has approximately 30 years of research and education experience in transportation engineering and management. He graduated from China's Beijing Jiaotong University with his B.S. and M.S. degrees in railroad engineering and management. He has a second M.S. degree from West Virginia University on railroad operations, and a Ph.D. in civil engineering from Purdue University. He has taught at Beijing Jiaotong University, Polytechnic University of New York, The University of Virginia (UVa), and UNLV. He was the Associate Director for the Center of Transportation Studies at UVa. Dr. Teng leads the railroad and high-speed rail program at UNLV. Since 2007, he has been operating the Transit UTC at UNLV for which he has been involved in research with federal and local agencies and organized distinguished seminars. He has initiated the railroad, high-speed rail, and transit program at UNLV for which he has developed a curriculum and certificate program on railroad. He is the advisor for the AREMA student chapter at UNLV. In addition, he has been active in railroad professional activities. Dr. Teng also is interested in Intelligent Transportation Systems, infrastructure maintenance, air quality analysis, freight transportation, safety, and demand forecasting. So far, he has published approximately 40 peer-reviewed technical papers.  Dr. Teng's knowledge and experience in transportation engineering and management qualify him to serve on the Company's board of directors.

Don Adams – Director

Don Adams has served as a director of the Company since 2015. Mr. Adams currently serves as Managing Director of Gaming Sales for the Company. Mr. Adams has spent the last 35 years as Founder and Chief Executive Officer of Allstate Ticketing in Las Vegas.  Allstate ticketing is the oldest and largest broker of sightseeing tours in Nevada, with over 20 (and growing) locations including the Flamingo, Harrah's, Hoover Dam, Las Vegas Convention and Visitors Authority and McCarran International airport.  Mr. Adams and Allstate were pioneers in using the web-based platforms for the industry and in 2005 sold Allstate to Travelocity, Inc. Prior to founding Allstate, Mr. Adams served in executive roles for many Las Vegas gaming companies. Mr. Adams's executive experience qualifies him to serve on the Company's board of directors.

Louis Schillinger – Director

Mr. Schillinger has been a Director of X Rail Entertainment, Inc. since 2015 and since 1993, has been the Founder, President & CEO of United Shortline Insurance Services Inc. (USI). United Shortline has been serving the rail industry with innovative and railroad responsive insurance products for the past 26 years. Mr. Schillinger has devoted his entire thirty+ professional career to the insurance industry. In 1985, shortly after the deregulation of the U.S. railroad industry, Mr. Schillinger's agency began to produce unique Railroad Industry Liability and Property coverage's to the growing Shortline and Regional Railroad Industry throughout North America. He was responsible for developing the policy language, current rating structure, underwriting guide, claims manual, and has reviewed and underwritten both alone and with various consulting underwriters, virtually every shortline and regional railroad in America during the last 25 years. United Shortline Insurance Services, Inc. is the largest Managing General Agency providing insurance to over 30% of the Railroad Industry and is credited with establishing and maintaining the only fully admitted Railroad Liability Program in the country since 1994. In 2001, USI and Marsh, Inc. combined to develop a certified safety program to the ASLRRA and became the first "endorsed" liability insurance product in the ASLRRA's history. Mr. Schillinger has been awarded the exclusive marketing contract for Class I railroads Railroad Protective Program from Hudson Insurance Company in 2007. Mr. Schillinger has conducted Railroad Liability seminars for agents, legislators, industry groups, and client railroads throughout the country. In addition Mr. Schillinger has had the privilege of presenting a Small Business Curriculum for a portion of the University of Pennsylvania's 1999, 2000, 2002, and 2005 MBA Programs. An avid lighthouse historian, Mr Schillinger acquired and begun restoring an offshore lighthouse "Port Austin Reef Light", located 2.5 miles north of Port Austin in Lake Huron in 1985 and continues this pursuit to this date. Mr. Schillinger is a graduate of Michigan State University where he earned a BA in Financial Administration and has taken numerous hours of continuing education. Mr. Schillinger's rail industry experience qualifies him to serve on the Company's board of directors.

 Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer.

 Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the "Exchange Act"). To the Company's knowledge, all such reporting obligations were complied with during the year ended December 31, 2017.

Committees of the Board

The Company does not have an audit committee nor compensation committee because of the small size and early stage of the Company.

Nominating Committee

We do not have a separately designated nominating committee because the board makes all decisions regarding director nominations.

Involvement in Certain Legal Proceedings

Except as set forth below, to our knowledge, during the last ten years, none of our directors and executive officers have:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Shearson Financial Network, a mortgage company, filed for Chapter 11 bankruptcy protection in 2008. Michael A. Barron was CEO of the company at the time.

Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law permits a corporation to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in the best interests of the corporation.

Our certificate of incorporation provides that, except in certain specified instances, our directors shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors, except for the following:

●	any breach of their duty of loyalty to our company or our stockholders;

●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and

●	any transaction from which the director derived an improper personal benefit.

In addition, our certificate of incorporation and bylaws obligate us to indemnify our directors and officers against expenses and other amounts reasonably incurred in connection with any proceeding arising from the fact that such person is or was an agent of ours. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the Nevada General Corporation Law. We expect to continue to enter into agreements to indemnify our directors and officers as determined by our Board of Directors. These agreements provide for indemnification of related expenses including attorneys' fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract any retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding, which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Insofar as the provisions of our certificate of incorporation or bylaws provide for indemnification of directors or officers for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, we have been informed that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and				Share		All Other
Principal Position	Year	Salary	Bonus	Awards		Compensation	Total

Michael A. Barron	2017	$27,500	$-	$55,000	(2)	$-	$82,500
CEO and Chairman	2016	$110,427	$-	$175,000	(1)	$-	$285,427

Wanda Witoslawski	2017	$55,917	$-	$50,000	(2)	$-	$105,917
CFO and Treasurer	2016	$94,292	$-	$0	(1)	$-	$94,292

Joseph Cosio-Barron	2017	$59,208	$-	$50,000	(2)	$-	$109,208
President	2016	$143,039	$-	$286,413	(1)	$-	$429,452

(1) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares were valued at $0.07 per share.

(2) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares were valued at $0.001 per share.

 Director Compensation for Year Ended December 31, 2017

The following table sets forth director compensation for the year ended December 31, 2017 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option Awards ($)	All other compensation ($)	Total ($)
Hualiang Teng	-	5,000	(1)	-	-	5,000
Don Adams	-	5,000	(1)	-	-	5,000
Lou Schillinger	-	5,000	(1)	-	-	5,000

(1) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Shares were valued at $0.05 - $0.01 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2017 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

	Amount of Beneficial	Percent of
Directors and Officers (1)	Ownership (2)	Class (3)

Michael Barron	97,416,021	16.5%
Wanda Witoslawski	71,367,832	12.1%
Joseph Cosio-Barron	63,037,548	10.7%
Hualiang Teng	5,107,407	0.9%
Don Adams	5,174,068	0.9%
Louis Schillinger	5,660,665	1.0%

All directors and officers as a group	247,763,541	42.0%

5% of greater beneficial owners:
Gilbert H. Lamphere	129,135,847	21.9%
Wayne Bailey	69,669,829	11.8%

(1)	The address of each of the beneficial owners is 9480 South Eastern Ave, Suite 205, Las Vegas, Nevada 89123.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 590,244,905 shares outstanding as of December 31, 2017.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Three of our directors, Hualiang Teng, Donald Adams and Louis M. Schillinger, are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron, who is executive officer, CEO and Chairman, of the Company.

Michael A. Barron, the CEO of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, "Allegheny".  The Company was indebted to Allegheny by certain promissory notes with 10% monthly interest.   As of December 31, 2017, the balance of the note dated December 15, 2015 was $39,101 and the note dated September 30, 2017 was $53,700.

Dianne David, the Company's Director -Sales, is the spouse of the CEO, Michael A. Barron and as of December 15, 2015 holds a promissory note with 10% monthly interest and as of December 31, 2017 the principal balance is $74,044.

Wanda Witoslawski, the CFO of the Company, holds a promissory note dated December 15, 2015 of $49,910 and promissory note dated September 30, 2017 of $18,400. The balances as of December 31, 2017 are $49,910 and $7,400, respectively.

Las Vegas Railway Express, Inc. holds promissory note with no interest, payable on demand. Balance as of December 31, 2017 was $154,998.

Item 14.  Principal Accountant Fees and Services

In accordance with the SEC's definitions and rules, "audit fees" are fees for professional services for the audit and review of our annual financial statements, and includes fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  "Audit-related fees" are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  "Tax fees" are fees for tax compliance, tax advice and tax planning, and "all other fees" are fees for any services not included in the first three categories.

Audit Fees

The aggregate fees billed by the Company's auditor for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Ks for fiscal 2017 and 2016 were approximately $45,925 and $9,250, respectively.

Audit Related Fees

There were no audit related fees for the fiscal year ended December 31, 2017 and 2016.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
● Balance Sheets as of December 31, 2017 and 2016.

● Statements of Operations for the fiscal years ended December 31, 2017 and 2016.

● Statements of Cash Flows for the fiscal years ended December 31, 2017 and 2016.

● Statement of Stockholders' (Deficit) for the fiscal years ended December 31, 2017 and 2016.

● Notes to Financial Statements.

● Report of Independent Registered Public Accounting Firm.

   (2)  Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)

3.3	By-Laws of the Company (incorporated by reference to Registration Statement on Form 8-A 12G filed November 30, 2017)

10.1	License Agreement between the Company and Las Vegas Railway Express, Inc.

10.2	Letter agreement between the Company and BGR Government Affairs, LLC (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)

10.3	Form of Share Exchange Agreement between the Company and shareholder of Las Vegas Railway Express, Inc. (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)

10.4	Convertible note with East Shore Equities, LLC, dated June 2, 2017

10.5	Convertible note with Cardio Infrared Technologies, Inc., dated September 30, 2017

10.6	Convertible note with Power Up Lending Group LTD, dated November 1, 2017

10.7	Convertible note with EMA Financial, LLC, dated November 27, 2017

10.8	Convertible note with Adar Bays, LLC, dated December 18, 2017

10.9	Convertible note with Auctus Fund, LLC, dated December 20, 2017

10.10	Convertible note with Power Up Lending Group LTD, dated December 21, 2017

10.11	Employment agreement with Michael Barron dated December 15, 2017

10.12	Employment agreement with Wanda Witoslawski dated December 15, 2017

10.13	Employment agreement with Joseph Cosio-Barron dated December 15, 2017

21	Subsidiaries (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2018.

X RAIL ENTERTAINMENT, INC.

By:	/s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron Michael A. Barron	Chief Executive Officer, President and Chairman (principal executive officer)	April 2, 2018

/s/Wanda Witoslawski Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	April 2, 2018

/s/Hualiang Teng	Director	April 2, 2018
Hualiang Teng

/s/Louis M. Schillinger	Director	April 2, 2018
Louis M. Schillinger

/s/Donald Adams	Director	April 2, 2018
Donald Adams