Form 10-K/A
period 2017-12-31
X Rail Entertainment, Inc.
filed 2018-05-21
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the OTC Pink on June 30, 2017 was $10,131,173.

Number of outstanding shares of common stock as of May 21, 2018 was 1,212,896,727.

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

Company Overview

X Rail Entertainment, Inc. is in the specialty passenger train business and has three operating or in planning stage divisions, The X Train, which will be an excursion railroad between metropolitan areas and resort/casino destinations, X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, a riders membership club for X Train customers.
As used in this filing, references to "the Company," "XREE", "we", "our," "ours" and "us" refer to X Rail Entertainment, Inc., and its subsidiaries, unless otherwise indicated.
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

We expect to operate the X Train as an Amtrak train listed on the Amtrak national timetable. X Train will provide a complete bundled package of services including ticket, rooms and transfers to & from the station and weekend events such as access to nightclubs, golf outings and restaurants. It will be scheduled as a Friday through Sunday service with passengers in Los Angeles boarding the train at Union Station and arriving at a new station to be built in Las Vegas and leased and operated by the X Train. Only the X Train will be able to use our station in Las Vegas. A typical X Train will carry 10 passenger cars and will include food service and will carry on average, 500 passengers per trip. This number can be increased by adding more cars to the route.
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

To commence commercial service of the Los Angeles to Las Vegas route, we will need to negotiate and secure the necessary rights, equipment and facilities by August 2018. These items include: securing a regularly scheduled train agreement from Amtrak to operate our excursion service on a weekly basis beginning with one round trip train per week and increasing to six round trips per week over the next several years as demand dictates, securing operating rights to run our trains over tracks owned by private railroads, obtaining the capability to operate train equipment safely and in conformity with applicable government regulations, and purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. We expect the X Train to begin running in September 2018.

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

Where You Can Find Us

The company website is www.xrailentertainment.com and our booking website is www.vegasxtrain.com. The X Wine Railroad site is www.winerailroad.com The Club X Train website is www.clubxtrain.com. The contents of these websites are not incorporated into this filing.  X Train Vacations, is a licensed IATAN travel agency, owned by X Rail Entertainment, Inc.
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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

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

Cash Flows

Net cash used in operating activities for the years ended December 31, 2017 and 2016 were $1,247,369 and $1,085,261, respectively.  Cash used in operating activities for the years ended December 31, 2017 and 2016 were primarily due to net losses of $7,385,372 and $2,567,469, respectively.  During the year ended December 31, 2017, the net loss included significant non-cash expenses of $280,150 in stock issued for services, $1,069,322 in derivative expense charged to interest, $3,050,000 for the stock compensation, $354,087 in changes in operating assets and liabilities and $48,047 in debt discount interest expenses, $629,270 in loss on impairment of assets and change in derivative liability of $707,127.  During the year ended December 31, 2016, the net loss included significant non-cash expenses of $1,257,091 for stock issued for compensation, $88,448 in debt discount expense on notes payable and $136,669 in accounts payable and accrued expenses.

There was no cash used in investing activities during the year ended December 31, 2017.  Net cash used in investing activities during the year ended December 31, 2016 was $83,160, which represented property and equipment acquisitions primarily related to the acquisition of rail cars and related costs.

Net cash provided by financing activities for the year ended December 31, 2017 was $1,102,184, which consisted of $498,940 from proceeds from sale of shares of common stock, $180,000 from exercise of warrant, $369,900 from proceeds from convertible notes payable and $83,672 from proceeds from related parties notes payable and $30,328 in repayments on related party notes. Net cash provided by financing activities for the year ended December 31, 2016 amounted to $1,045,533 which consisted of $739,109 in proceeds from the sale of common stock and $490,000 in proceeds from the issuance of convertible notes payable during the year. There was repayment of $183,576 towards related party notes payable.

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
Pinnacle Accountancy Group of Utah
Farmington, Utah
May 21, 2018

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

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2015	4,557,784	$46	98,798	$1	$5,835,346	$(5,398,691)	$436,702

Stock issued for employees compensation	16,791,611	168	-	-	1,185,243	-	1,185,411
Stock issued for notes conversion	200,000	2	-	-	4,998	-	5,000
Stock issued per Share Exchange Agreement	151,885,189	1,519	-	-	(1,519)	-	0
Stock issued for cash	33,894,719	339	-	-	738,772	-	739,111
Stock issued for services	1,024,000	10	-	-	71,670	-	71,680
Value of warrants allocated to notes	-	-	-	-	450,000	-	450,000
Net loss	-	-	-	-	-	(2,567,470)	(2,567,470)
Balance December 31, 2016	208,353,303	$2,084	98,798	$1	$8,284,510	$(7,966,161)	$320,434

Stock issued for services	16,460,000	165	-	-	279,985	-	280,150
Stock issued for notes and interest conversion	80,183,500	802	-	-	672,150	-	672,952
Stock issued for cash and warrants	17,178,800	172	-	-	498,768	-	498,940
Stock issued for compensation	265,000,000	2,650	4	-	3,047,350		3,050,000
Stock issued for warrant exercise	1,200,000	12	-	-	179,988	-	180,000
Stock issued for shares exchange	1,885,302	19	-	-	(19)		-
Stock cancelled	(16,000)	(0)	(2)	-	(0)	-	-
Net loss	-	-	-	-	-	(7,385,372)	(7,385,372)
Balance December 31, 2017	590,244,905	$5,903	98,800	$1	$12,962,732	$(15,351,533)	$(2,382,897)

See accompanying notes to financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(7,385,372)	$(2,567,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount interest expense on notes payable	48,047	88,448
Common stock issued for services	280,150	-
Common stock issued for compensation	3,050,000	1,257,091
Derivative expense related to convertible note payable	1,069,322	-
Loss on change in fair value of derivative liability	707,127	-
Loss on impairment of assets	629,270	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	351,280	136,669
Unearned revenue	3,042	-

Deposits	(235)	-
Net cash used in operating activities	(1,247,369)	(1,085,261)

Cash flows from investing activities
Purchases of property and equipment	-	(83,160)
Net cash used in investing activities	-	(83,160)

Cash flows from financing activities
Proceeds from convertible notes payable	369,900	490,000
Repayments on related party notes payable	(30,328)	(183,576)
Proceeds from related party notes payable	83,672	-
Proceeds from stock purchases and warrants	498,940	739,109
Proceeds from exercise of warrant	180,000	-
Net cash provided by financing activities	1,102,184	1,045,533

Net change in cash	(145,186)	(122,888)
Cash, beginning of the period	202,169	325,057
Cash, end of the period	$56,983	$202,169

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	672,952	5,000
Debt discount on convertible notes	372,168	450,000

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

(2)  Summary of Significant Accounting Policies:

Basis of Financial Statement Presentation:

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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

Revenue Recognition:

Revenues are recognized based on accrual accounting in accordance with generally accepted accounting principles (GAAP). The Company recognizes revenues when earned, regardless of the timing of cash receipts. The revenues are considered earned when the company has met its obligation to be entitled to the benefits represented by the revenue. All deposits or advance payments for future months are classified as unearned revenues and are recognized as revenue only when the revenue producing event has occurred.

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

(5)  Convertible Notes Payable:

A description of outstanding convertible notes payable is as follows:

East Shore Equities LLC
On June 2, 2017, the Company entered into a convertible note agreement with East Shore Equities LLC for total principal borrowings of $19,100.  The amounts are due on June 2, 2018, and bear interest at a rate of 4% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 60% of the average of the lowest closing trading price during the 45 trading day period prior to the conversion election date. The unamortized portion of debt as of December 31, 2017 is $11,093 and the interest expense for the year ended December 31, 2017 is $445.

Cardio Infrared Technologies, Inc.
On September 30, 2017, the Company entered into a convertible note agreement with Cardio Infrared Technologies, Inc. for total principal borrowings of $49,800.  The amounts are due on demand, and bear interest at a rate of 10% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 65% of the average of the lowest trading price during the 20 trading day period prior to the conversion election date.  The balance of the note was $40,800 as of December 31, 2017 as $9,000s repaid during the year. The unamortized portion of debt as of December 31, 2017 is $10,284 and the interest expense for the year ended December 31, 2017 is $1,028.

Power Up Lending Group LTD
On November 1, 2017, the Company entered into a convertible note agreement with Power Up Lending Group LTD for total principal borrowings of $45,000.  The amounts are due nine months after the issuance of the note on August 10, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 58% of the average of the lowest two closing trading prices during the 15 trading day period prior to the conversion election date.  The unamortized portion of debt as of December 31, 2017 is $9,579 and the interest expense for the year ended December 31, 2017 is $888.

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

The unamortized portion of debt as of December 31, 2017 is $7,918 and the interest expense for the year ended December 31, 2017 is $950.

Adar Bays, LLC
On December 18, 2017, the Company entered into a security purchase agreement with ADAR Bays, LLC providing for total borrowings of $120,000, with the first note being of $40,000 and the second and third notes being in the total amount of $80,000.  Interest on the note equals 12% of the total principal balance. The Company received payment of $38,000 on December 19, 2017, which represents the total amount outstanding as of September 30, 2017.  The convertible note matures 12 months after the issuance, at which point the outstanding principal and interest is due. The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 50% of the lowest of: (i) the lowest trading price during the twenty trading days prior to the conversion, or (ii) the lowest trading price during the twenty trading days preceding the date of this Agreement. The unamortized portion of debt as of December 31, 2017 is $1,425 and the interest expense for the year ended December 31, 2017 is $171.

Auctus Fund, LLC
On December 20, 2017, the Company entered into a convertible note agreement with Auctus Fund, LLC for total principal borrowings of $112,000.  The amounts are due nine months after the issuance of the note on September 20, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 50% of the lowest closing trading price during the 25 trading day period prior to the conversion election date.  The unamortized portion of debt as of December 31, 2017 is $4,496 and the interest expense for the year ended December 31, 2017 is $405.
Power Up Lending Group LTD
On December 21, 2017, the Company entered into a convertible note agreement with Power Up Lending Group LTD for total principal borrowings of $28,000.  The amounts are due nine months after the issuance of the note on September 30, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company's common stock at a conversion rate equal to 51% of the lowest closing trading price during the 30 trading day period prior to the conversion election date.  The unamortized portion of debt as of December 31, 2017 is $989 and the interest expense for the year ended December 31, 2017 is $91.

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

All convertible notes outstanding as of December 31, 2016, have been converted into shares of common stock by December 31, 2017.

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

During the year ended December 31, 2017, the Company issued an aggregate of 80,183,500 shares of common stock for the conversion of $672,952 of convertible notes and associated interest at the rate of $0.01 per share. During the year ended December 31, 2016, the Company issued an aggregate of 200,000 shares of common stock for the conversion of $5,000 in convertible notes payable.

During the year ended December 31, 2017, the Company issued 265,000,000 shares of common stock as employee and directors' compensation for a total of $3,050,000. During the year ended December 31, 2016, the Company issued an aggregate of 16,791,611 shares of common stock as directors' and employee compensation for a total of $1,135,411 in compensation.

During the years ended December 31, 2017 and 2016, the Company issued 1,200,000 and 0 shares of common stock, respectively, for the exercise of warrants.

During the year ended December 31, 2017, the Company issued an aggregate 17,178,800 shares of common stock for total proceeds of $498,940. During the year ended December 31, 2016, the Company sold an aggregate total of 33,894,719 shares of common stock for total proceeds of $739,111.

During the year ended December 31, 2017 and 2016, the Company issued 16,460,000 and 1,204,000 shares of common stock for the services, respectively.

During the year ended December 31, 2017 and 2016, the Company issued 1,885,302 and 151,885,189 shares of common stock for share exchange with certain shareholders of Las Vegas Railway Express, Inc. (LVRE), respectively, as additional consideration for the aqusition of certain rights and intangible asstes, rail cars and other assets. The assets acquired were valued at historical cost to Las Vegas Railway Express, Inc., as a non-cash transaction between related parties.

Warrants

During the year ended December 31, 2017, the Company issued 7,178,000 shares of common stock valued at $128,486 in warrants which were issued in connection with stock purchase agreements and included in proceeds from issuance common shares and warrants. During the year ended December 31, 2016, the Company issued 9,000,000 warrants in connection with the convertible notes issued during the period.  .

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Reform Act") was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

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

The Components of the deferred tax asset at December 31, 2017 and 2016 are as follows:
	2017	2016
Net operating loss carry forward	$1,346,000	$870,000
Derivative expense	375,000	-
Total	1,721,000	870,000
Valuation allowance	(1,721,000)	(870,000)
Total Deferred tax asset	$0	$0

A reconciliation of the effective Federal tax expense to the amount derived by applying the  Federal statutory rates to pretax loss for 2017:
Pretax loss at Federal Statutory rate of 35%	$899,000
Non-deductible differences (stock-based compensation)	(439,000)
Change in valuation allowance	(277,000)
Effect of change in federal tax rates due to newly enacted tax statues	(183,000)
Net tax expense (benefit)	$0

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal Statutory rate to pretax loss for 2016:

Pretax loss at Federal Statutory rate of 35%	$899,000
Non-deductible differences (stock based compensation)	(439,000)
Change in valuation allowance	(277,000)
Effect of change in federal tax rates due to newly enacted statutes	(183,000)
Net income tax expense (benefit)	$0

The following tax years are open for examination by the Internal Revenue Service: 2015-2017.

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

(13) Restatement of Consolidated Financial Statements
On April 2, 2018, the Company was notified by our independent auditors that their opinion was inadvertently filed without their consent the statement of cash flow was incorrectly stated for the period ending December 31, 2017. The Company concluded that in addition the Company's previously filed financial statements for December 31, 2017, should no longer be relied upon. As such, the Company is restating in this Annual Report its financial statements for December 31, 2017.
Impact of the Restatement – December 31, 2017
Year Ended December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
	Statement of Cash Flow
Cash flows from operating activities
Net loss	$(7,385,372)	$-	$(7,385,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount interest expense on notes payable	37,433	(10,614)	48,047
Conversion of notes payable and accrued interest to capital	672,952	672,952	-
Common stock issued for services	280,150	-	280,150
Common stock issued for compensation	3,050,000	-	3,050,000
Derivative expense related to convertible note payable	1,787,063	717,741	1,069,322
Loss on change in fair value of derivative liability	-	(707,127)	707,127
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	273,844	(77,436)	351,280
Unearned revenue	3,042	-	3,042
Loss on impairment of assets	629,270	-	629,270
Deposits	(235.00)	-	(235)
Net cash used in operating activities	(651,853)	595,516	(1,247,369)

Cash flows from investing activities
Purchases of property and equipment	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Repayments on convertible notes payable	(572,500)	(572,500)	-
Proceeds from convertible notes payable	369,900	-	369,900
Repayments on related party notes payable	(53,344)	(23,016)	(30,328)
Proceeds from related party notes payable	83,672	-	83,672
Proceeds from stock and warrant purchases	498,940	-	498,940
Proceeds from exercise of warrant	180,000	-	180,000
Net cash provided by financing activities	506,668	(595,516)	1,102,184

Net change in cash	(145,186)	-	(145,186)
Cash, beginning of the period	202,169	-	202,169
Cash, end of the period	$56,983	-	$56,983

Supplemental disclosure of cash flow information:
Income taxes paid	$-	-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of related party debt to capital	$-	-	$-
Conversion of notes payable and accrued interest to capital	672,952	-	672,952
Debt discount on convertible notes	324,121	(48,047)	372,168

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as December 31, 2017.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2017 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

(1) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares were valued at $0.05 - $0.01 per share.
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

● Statements of Cash Flows for the fiscal years ended December 31, 2017 and 2016.

● Statement of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 2017 and 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2018.

X RAIL ENTERTAINMENT, INC.

By:	/s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron Michael A. Barron	Chief Executive Officer, President and Chairman (principal executive officer)	May 21, 2018

/s/Wanda Witoslawski Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	May 21, 2018

/s/Hualiang Teng	Director	May 21, 2018
Hualiang Teng

/s/Louis M. Schillinger	Director	May 21, 2018
Louis M. Schillinger

/s/Donald Adams	Director	May 21, 2018
Donald Adams