Form 10-Q
period 2018-03-31
X Rail Entertainment, Inc.
filed 2018-05-21
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

X RAIL ENTERTAINMENT, INC.

PART I   FINANCIAL INFORMATION

 X RAIL ENTERTAINMENT, INC.
 BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2018	2017

Assets

Current assets
Cash	$10,591	$56,983
Deposits	235	235
Total current assets	10,826	57,218

Property and equipment, net	125,000	125,000

Total assets	$135,826	$182,218

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$80,736	$44,117
Accrued expenses	530,660	305,961
Unearned revenue	738	3,042
Notes payable to related parties	374,653	379,153
Convertible notes payable (net of debt discount of $245,463 and $324,121, respectively	156,437	45,779
Derivative liability	1,246,755	1,787,063
Total current liabilities	2,389,979	2,565,115
Total liabilities	2,389,979	2,565,115

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,800 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.00001 par value, 5,000,000,000 shares authorized, 1,195,244,905 and 590,244,905 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	11,953	5,903
Additional paid-in capital	15,141,682	12,962,732
Accumulated (deficit)	(17,407,789)	(15,351,533)
Total stockholders' equity (deficit)	(2,254,153)	(2,382,897)
Total liabilities and stockholders' equity (deficit)	$135,826	$182,218

See accompanying notes to these unaudited financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Revenues	$13,145	$12,335
Cost of sales	(8,754)	(17,651)
Gross profit (loss)	4,391	(5,316)

Operating Expenses:
Compensation and payroll taxes	2,346,250	$134,603
Selling, general and administrative	42,896	116,666
Professional fees	116,580	286,780
Total expenses	2,505,726	538,049

Loss from operations	(2,501,335)	(543,365)

Other income (expense)
Excess derivative liability expense	(66,158)	(137,462)
Gain on change in derivative liability	511,237	-
Total other income (expense)	445,079	(137,462)

Net income (loss) from operations before provision for income taxes	(2,056,256)	(680,827)
Provision for income taxes	-	-
Net income (loss)	$(2,056,256)	$(680,827)

Net income (loss) per share, basic and diluted	(0.003)	(0.003)

Weghted average number of common shares outstanding, basic and dilluted	607,967,127	209,172,823

See accompanying notes to these unaudited financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(2,056,256)	$(680,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount interest expense on notes payable	110,658	87,500
Common stock issued for services	-	85,250
Common stock issued for compensation	2,185,000	-
Derivative expense related to convertible note payable	(540,308)	-
Gain on change in fair value of derivative liability	511,237	-
Warrant expense	-	32,055
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(281,919)	26,940
Unearned revenue	(2,304)	-
Deposits	-	(8,990)
Net cash used in operating activities	(73,892)	(458,072)

Cash flows from investing activities
Purchases of property and equipment	-	(6,300)
Net cash used in investing activities	-	(6,300)

Cash flows from financing activities
Repayments on convertible notes payable	-	(80,000)
Proceeds from convertible notes payable	32,000	-
Repayments on related party notes payable	(10,700)	(12,998)
Proceeds from related party notes payable	6,200	-
Proceeds from stock purchases and warrants	-	503,894
Proceeds from exercise of warrant	-	-
Net cash provided by financing activities	27,500	410,896

Net change in cash	(46,392)	(53,476)
Cash, beginning of the period	56,983	202,169
Cash, end of the period	$10,591	$148,693

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of related party debt to capital	$-	$-
Conversion of notes payable and accrued interest to capital	-	86,394
Debt discount on convertible notes	245,463	390,000

See accompanying notes to these unaudited financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2015	4,557,784	$46	98,798	$1	$5,835,346	$(5,398,691)	$436,702

Stock issued for employees compensation	16,791,611	168	-	-	1,185,243	-	1,185,411
Stock issued for notes conversion	200,000	2	-	-	4,998	-	5,000
Stock issued per Share Exchange Agreement	151,885,189	1,519	-	-	(1,519)	-	0
Stock issued for cash	33,894,719	339	-	-	738,772	-	739,111
Stock issued for services	1,024,000	10	-	-	71,670	-	71,680
Value of warrants allocated to notes	-	-	-	-	450,000	-	450,000
Net loss	-	-	-	-	-	(2,567,470)	(2,567,470)
Balance December 31, 2016	208,353,303	$2,084	98,798	$1	$8,284,510	$(7,966,161)	$320,434

Stock issued for services	16,460,000	165	-	-	279,985	-	280,150
Stock issued for notes and interest conversion	80,183,500	802	-	-	672,150	-	672,952
Stock issued for cash and warrants	17,178,800	172	-	-	498,768	-	498,940
Stock issued for compensation	265,000,000	2,650	4	-	3,047,350		3,050,000
Stock issued for warrant exercise	1,200,000	12	-	-	179,988	-	180,000
Stock issued for shares exchange	1,885,302	19	-	-	(19)		-
Stock cancelled	(16,000)	(0)	(2)	-	(0)	-	-
Net loss	-	-	-	-	-	(7,385,372)	(7,385,372)
Balance December 31, 2017	590,244,905	$5,903	98,800	$1	$12,962,732	$(15,351,533)	$(2,382,897)

Stock issued for compensation	605,000,000	6,050	-	-	2,178,950		2,185,000
Net loss	-	-	-	-	-	(2,056,256)	(2,056,256)
Balance March 31, 2018	1,195,244,905	$11,953	98,800	$1	$15,141,682	$(17,407,789)	$(2,254,153)

See accompanying notes to these unaudited financial statements

X RAIL ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
 (Unaudited)

(1)           Organization and description of business

Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $2,056,256 for the three months ended March 31, 2018.  The Company also has an accumulated deficit of $17,407,789 and a negative working capital of $2,379,153 as of March 31, 2018, as well as outstanding convertible notes payable of $401,900, before debt discount of $245,463.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.
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

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of X Rail Entertainment, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

Risks and Uncertainties:

The Company operates in an industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the inability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company's operations.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had $10,591 and $56,983 in cash and cash equivalents, respectively.

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements. As of March 31, 2018, we recorded the rail cars on the balance sheet at $125,000, net of accumulated depreciation. The rail cars are currently not depreciated as they are not in service and not ready to run. The rail cars require substantial investment to retrofit.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company's management believes there has been no impairment of its long-lived assets during the three months ended March 31, 2018, or 2017.  There can be no assurance, however, that market conditions will not change or demand for the Company's business model will continue.  Either of these could result in future impairment of long-lived assets. No impairment loss was recognized for the three months ended March 31, 2018 and 2017.
Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions (see Note 4).

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of March 31, 2018, and December 31, 2017, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 260, "Earnings per Share," the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended March 31, 2018, and 2017 as the amounts are anti-dilutive and are convertible into 413,654,394 shares of Common stock.  As of March 31, 2018, the Company had 14,978,000 outstanding warrants and convertible debt of $401,900, before debt discount of $245,463, which were all excluded from the computation as they were anti-dilutive. As of December 31, 2017, the Company had 14,978,000 outstanding warrants and convertible debt of $369,900, before debt discount of $324,121, which were all excluded from the computation as they were anti-dilutive.

Revenue Recognition

The Company recognized revenue from the sale of  services in accordance with ASC 605, "Revenue Recognition", only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, prepaid expense, deferred financing cost, accounts payable and accrued liabilities, accrued expenses, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at March 31, 2018, and December 31, 2017, measured at fair value on a recurring basis:

March 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,246,755	$1,246,755

December 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,787,063	$1,787,063

Share Based Payments:

The Company issues stock, options, and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance FASB ASC 718.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

During the three months ended March 31, 2018 and 2017, the Company incurred $2,185,000 and $0 in stock based compensation to employees.

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

The Company values warrants using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the three months ended March 31, 2018 were as follows:

Variables	Values
Stock price	$0.0035
Exercise Price	$0.15
Term	2.16-2.73 years
Risk Free Rate	0.25%
Volatility	280.9% - 641.8%

During the three months ended March 31, 2018 and 2017, the Company incurred $0 and $85,250 for common stock issued for outside services.

New Accounting Pronouncements:

There are some significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of March 31, 2018, and through the date of this filing.

(3)            Property and Equipment

Property and equipment consisted of the following.

	March 31,	December 31,
	2018	2017

Rail cars (not in service)	$125,000	$125,000
Less: accumulated depreciation	-	-

	$125,000	$125,000

Based on management analysis as of March 31, 2018 and December 31, 2017, there is no indication of impairment.

(4)           Related Party Notes Payable

A summary of outstanding notes payable is as follows:

	March 31,	December 31,
	2018	2017

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$49,910	$49,910

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	39,101	39,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	74,044	74,044

Promissory note, dated September 30, 2015, bearing no interest, payable on demand	148,498	154,998

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,900	53,700

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	7,400

	$ $ 374,653	$379,153

(5)           Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible tocommon stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date.	19,100	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discountof 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion	44,800	40,800

Promissory note, dated November 1, 2017, bearing interest of 12% annually, payable on August 10, 2018, convertible to common stock at a discount of 42% of the lowest two traded prices of the common stock during the 15 trading days prior to the conversion date.	45,000	45,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate puchase price of $79,900 , bearing interestof 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date	85,000	85,000

Promissory note, dated December 18, 2017, bearing interest of 12% annually, payable within a year convertible at a conversion rate equal to 50% of the lowest of: (i) the lowest trading price during the twenty trading days prior to the conversion, or (ii) the lowest trading price during the twenty trading days preceding the date of this note	40,000	40,000

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date.	112,000	112,000

Promissory note, dated December 21, 2017, bearing interest of 12% annually, payable on September 30, 2018, convertible to common stock at a discount of 49% of the lowest two traded prices of the common stock during the 30 trading days prior to the conversion date.	28,000	28,000

Promissory note, dated February 8, 2018, bearing interest of 14% annually, payable on November 20, 2018, convertible to common stock at a discount of 49% of the lowest one traded price of the common stock during the 30 trading days prior to the conversion date.	28,000	-

Convertible notes before debt discount	401,900	369,900

Less debt discount	(245,463)	(324,121)

Total outstanding convertible notes payable	$156,437	45,779

(6)           Derivative Instruments

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, "Derivatives and Hedging," and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the multi-nominal lattice pricing model to calculate the fair value as of March 31, 2018 and December 31, 2017. The multi-nominal lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the multi-nominal lattice valuation model. The following weighted-average assumptions were used in March 31, 2018 and December 31, 2017:

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Expected term	0.17- 0.72 years	0.4 - 0.96 years
Expected average volatility	284.3%	313.6%
Expected dividend yield	-	-
Risk-free interest rate	1.65 - 2.97%	1.28 -1.76%

The Company valued the conversion feature using the multi-nominal lattice valuation model. The fair value of the derivative liability for all the notes that became convertible as of March 31, 2018 amounted to $1,246,755. During the three months ended March 31, 2018, $245,463 of the value assigned to the derivative liability was recognized as a debt discount to the convertible notes and $511,237 was recorded as gain on change in fair value of derivative liability.

(7)             Equity

Common and Preferred Stock

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

During the three months ended March 31, 2018, the Company issued an aggregate of 605,000,000 shares of common stock for compensation of $2,185,000. During the three months ended March 31, 2017, the Company issued an aggregate of 565,000 shares of common stock for services resulting in an expense of $82,250.

During the three months ended March 31, 2018, the Company has not issued any shares of common stock for note nor interest conversion.  During the three months ended March 31, 2017 the Company issued 1,600,000 of common stock for the conversion of $80,000 of outstanding notes payable and 127,889 shares of common stock for interest.

There were no warrants exercised during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company issued 1,200,000 shares of common stock for the exercise of warrant.

During the three months ended March 31, 2018, the Company has not issued any shares of common stock for cash.  During the three months ended March 31, 2017, the Company issued 4,750,000 shares of common stock for cash of $237,500.

Warrants

The Company accounted for the issuance of Warrants in conjunction from the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the company's market share price on the grant date.

The below table summarizes warrant activity during the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	14,978	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balances as of March 31, 2018	14,978	$0.15

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Exercise price	$0.15	0.15
Expected term	1.13 – 2.48 years	3 years
Expected average volatility	297.55%	630.74
Expected dividend yield	-	-

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
14,978	1.96	$0.15	14,978	$0.15

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at March 31, 2018, for those warrants for which the quoted market price was in excess of the exercise price ("in-the-money" warrants). As of March 31, 2018, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.0035 on March 31, 2018.

(8)          Related Party Transactions

During the three months ended March 31, 2018, the Company repaid $4,200 of promissory note dated September 30, 2017 to Wanda Witoslawski ( the Chief Financial Officer of the Company), leaving the balance outstanding of $3,200 as of March 31, 2018.

During the three months ended March 31, 2018, the Company repaid $6,500 of promissory note dated September 30, 2017 to Las Vegas Railway Express, Inc., leaving the balance outstanding of $148,498 as of March 31, 2018.

During the three months ended March 31, 2018, the Company added $6,200 to the promissory note dated September 30, 2017 to Allegheny Nevada Holdings Corporation (Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation), leaving the balance outstanding of $59,900 as of March 31, 2018.

On May 1, 2018, the Company appointed John McPherson to its Board of Directors.

(9)          Subsequent Events

In May 2018, the Company issued 17,651,822 shares of common stock for note conversion of $20,000.
On May 15, 2018, the shareholders and Board of Directors approved the increase of authorized shares of common stock from 5,000,000,000 to 10,000,000,000 shares. The increase was effective on May 17, 2018.
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

X Train

The X Train will be an excursion passenger rail service between Los Angeles and Las Vegas. We expect service to begin in late 2018. XREE plans to have its casino guests ride the exclusive train service and to manage the host activity of its guests throughout their stay in the resort/casino. We anticipate that, in addition to the service between Los Angeles and Las Vegas, future X Train runs will be added in the coming years.

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

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

The following is a comparison of the results of operations for the three months ended March 31, 2018 and 2017.

	Three months
	March 31,	March 31,
	2018	2017	$ Change	% Change

Revenues	$13,145	$12,335	$810	6.6%
Cost of sales	(8,754)	(17,651)	8,897	-50.4%
Gross profit (loss)	4,391	(5,316)	9,707	-182.6%

Operating Expenses:
Compensation and payroll taxes	$2,346,250	$134,603	$2,211,647	1643.1%
Selling, general and administrative	42,896	116,666	(73,770)	-63.2%
Professional fees	116,580	286,780	(170,200)	-59.3%
Total expenses	2,505,726	538,049	1,967,677	365.7%
		-
Loss from operations	(2,501,335)	(543,365)	(1,957,970)	360.3%
		-
Other income (expense)		-
Interest expense	(66,158)	(137,462)	71,304	-51.9%
Derivative expense	511,237	-	511,237	100.0%
Total other income (expense)	445,079	(137,462)	582,541	-423.8%

Net income (loss) from operations before provision for income taxes	(2,056,256)	(680,827)	(1,375,429)	202.0%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(2,056,256)	$(680,827)	$(1,375,429)	202.0%

Revenue

During the three months ended March 31, 2018 and 2017, the Company generated some revenue from operating the wine train in Santa Barbara, CA. Gross profit increased by $9,707, or 50.4% during the three months ended March 31, 2018 compared to the same period in 2017 due to higher ticket prices and lower costs.  Revenue was generated from selling train tickets, food and beverage and wine tours.

Operating Expenses

Compensation expense increased by $2,211,647, or 1,643.1.8%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The increase in compensation expense was primarily due to issuances of stock to management.  Selling, general and administrative expenses decreased by $73,770, or 63.2%, during the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to decrease in travel and office expenses. Professional fees decreased by $170,200, or 59.3%, during 2018 as compared to 2017 due primarily to decreases in consulting services.

Other (Expense) Income

Interest expense decreased by $71,304, or 51.9%, during the quarter ended March 31, 2018 as compared to the same period in 2017 due to conversion of certain promissory notes in 2017.  During the three months ended March 31, 2018, the Company accrued gain on change in fair value of derivative liability of $511,237. During the three months ended March 31, 2017 there was no derivative expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $2,056,256 for the three months ended March 31, 2018 and $680,827 for the three months ended March 31, 2017.  The Company also has an accumulated deficit of $17,407,789 and a negative working capital of $2,379,153 as of March 31, 2018, as well as outstanding convertible notes payable of $401,900, before debt discount of $245,463.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 were $73,892 and $458,072, respectively.  Cash used in operating activities for the three months ended March 31, 2018 and 2017 were primarily due to net losses of $2,056,256 and $680,827, respectively.  During the three months ended March 31, 2018, the net loss included significant non-cash expenses of $2,185,000 in stock issued for compensation, $110,658 in amortization of discounts on notes payable, $540,308 in derivative expense related to convertible notes payable, $511,237 in gain on change in fair value of derivative liability, $284,223 in changes in operating assets and liabilities.  During the three months ended March 31, 2017, the net loss included significant non-cash expenses of $85,250 in stock issued for services and $87,500 in amortization of discounts on notes payable, $32,055 in warrants expense and $17,950 in changes in operating assets and liabilities.

There was no net cash used in investing activities during the three months ended March 31, 2018.  Net cash used in investing activities during the three months ended March 31, 2017 was $6,300 primarily due to the capitalized costs towards the rail cars.

Net cash provided by financing activities for the three months ended March 31, 2018 amounted to $27,500, which consisted of $32,000 in proceeds from the issuance of convertible notes payable, $6,200 in proceeds from related party notes payable and $10,700 in repayments on related party notes payable. Net cash provided by financing activities for the three months ended March 31, 2017 was $410,896 which consisted of $80,000 from repayments on convertible notes payable, $12,998 in repayments on related party notes payable and $503,894 from proceeds from stock purchases.

Description of Indebtedness

For a complete description of our outstanding debt as of March 31, 2018 and December 31, 2017, see Notes 4 and 5 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended March 31, 2018 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued shares of its common stock as follows:

• 605,000,000 shares issued for compensation valued at $2,185,000.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

As of March 31, 2018 we are not in default on any of our borrowings.

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

Date: May 21, 2018	X Rail Entertainment, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: May 21, 2018
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)