Form 10-Q
period 2018-06-30
X Rail Entertainment, Inc.
filed 2018-08-14
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Number of outstanding shares of common stock as of August 14, 2018 was 5,682,174,193.

X RAIL ENTERTAINMENT, INC.

PART I   FINANCIAL INFORMATION

 X RAIL ENTERTAINMENT, INC.
 BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2018	2017

Assets

Current assets
Cash	$870	$56,983
Deposits	235	235
Total current assets	1,105	57,218

Property and equipment, net	125,000	125,000

Total assets	$126,105	$182,218

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$75,263	$44,117
Accrued expenses	751,804	305,961
Unearned revenue	4,628	3,042
Notes payable to related parties	385,395	379,153
Notes payable	4,100	-
Convertible notes payable (net of debt discount of $203,310 and $324,121, respectively)	298,040	45,779
Derivative liability	827,154	1,787,063
Total current liabilities	2,346,383	2,565,115
Total liabilities	2,346,383	2,565,115

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,800 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 1,456,621,213 and 590,244,905 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	14,567	5,903
Additional paid-in capital	15,886,615	12,962,732
Accumulated (deficit)	(18,121,461)	(15,351,533)
Total stockholders' equity (deficit)	(2,220,278)	(2,382,897)
Total liabilities and stockholders' equity (deficit)	$126,105	$182,218

See accompanying notes to these unaudited condensed financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	-	$19,924	$13,145	$32,259
Cost of sales	-	(28,401)	(8,754)	(46,051)
Gross loss	-	(8,477)	4,391	(13,792)

Operating Expenses:
Compensation and payroll taxes	272,497	$119,102	2,618,747	$253,705
Selling, general and administrative	82,570	83,882	125,467	200,549
Professional fees	315,270	177,345	431,849	464,125
Total expenses	670,338	380,329	3,176,063	918,379

Loss from operations	(670,338)	(388,806)	(3,171,672)	(932,171)

Other income (expense)
Gain on change in derivative liability	630,403	(440,003)	1,141,640	(560,813)
Interest expense	(612,937)	(16,630)	(679,094)	(33,283)
Excess derivative liability expense	(60,801)	(9,553)	(60,801)	(9,553)
Total other income (expense)	(43,335)	(466,186)	401,745	(603,649)

Net income (loss) from operations before provision for income taxes	(713,672)	(854,992)	(2,769,928)	(1,535,820)
Provision for income taxes	-	-	-	-
Net income (loss)	(713,672)	$(854,992)	$(2,769,928)	$(1,535,820)

Net income (loss) per share, basic and diluted	(0.0006)	(0.004)	(0.003)	(0.007)

Weighted average number of common shares outstanding, basic and diluted	1,242,641,454	218,836,023	950,624,879	213,880,593

See accompanying notes to these unaudited condensed financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(2,769,928)	$(1,535,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount interest expense on notes payable	120,811	66,058
Common stock issued for services	200,000	130,000
Common stock issued for compensation	2,281,246	-
Derivative expense related to convertible note payable	(899,108)	-
Excess derivative liability expense	(60,801)	9,553
Warrant expense	400,000	493,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	570,292	95,626
Unearned revenue	(1,586)	-
Deposits	-	(3,660)
Net cash used in operating activities	(159,074)	(744,743)

Cash flows from investing activities
Purchases of property and equipment	-	(12,670)
Net cash used in investing activities	-	(12,670)

Cash flows from financing activities
Repayments on convertible notes payable	(46,550)	-
Proceeds from convertible notes payable	154,100	19,100
Repayments on related party notes payable	(9,933)	(29,228)
Proceeds from related party notes payable	5,344	35,000
Proceeds from stock purchases and warrants	-	538,500
Net cash provided by financing activities	102,961	563,372

Net change in cash	(56,113)	(194,041)
Cash, beginning of the period	56,983	202,169
Cash, end of the period	$870	$8,128

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	51,301	86,395
Debt discount on convertible notes	120,811	297,088

See accompanying notes to these unaudited condensed financial statements

X RAIL ENTERTAINMENT, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)
					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2015	4,557,784	$46	98,798	$1	$5,835,346	$(5,398,691)	$436,702

Stock issued for employees compensation	16,791,611	168	-	-	1,185,243	-	1,185,411
Stock issued for notes conversion	200,000	2	-	-	4,998	-	5,000
Stock issued per Share Exchange Agreement	151,885,189	1,519	-	-	(1,519)	-	0
Stock issued for cash	33,894,719	339	-	-	738,772	-	739,111
Stock issued for services	1,024,000	10	-	-	71,670	-	71,680
Value of warrants allocated to notes	-	-	-	-	450,000	-	450,000
Net loss	-	-	-	-	-	(2,567,470)	(2,567,470)
Balance December 31, 2016	208,353,303	$2,084	98,798	$1	$8,284,510	$(7,966,161)	$320,434

Stock issued for services	16,460,000	165	-	-	279,985	-	280,150
Stock issued for notes and interest conversion	80,183,500	802	-	-	672,150	-	672,952
Stock issued for cash and warrants	17,178,800	172	-	-	498,768	-	498,940
Stock issued for compensation	265,000,000	2,650	4	-	3,047,350		3,050,000
Stock issued for warrant exercise	1,200,000	12	-	-	179,988	-	180,000
Stock issued for shares exchange	1,885,302	19	-	-	(19)		-
Stock cancelled	(16,000)	(0)	(2)	-	(0)	-	-
Net loss	-	-	-	-	-	(7,385,372)	(7,385,372)
Balance December 31, 2017	590,244,905	$5,903	98,800	$1	$12,962,732	$(15,351,533)	$(2,382,897)

Stock issued for compensation	665,831,510	6,658	-	-	2,274,588	-	2,281,246
Stock issued for services	125,000,000	1,250	-	-	198,750	-	200,000
Stock issued for notes and interest conversion	75,544,798	755	-	-	50,545	-	51,300
Warrants expense					400,000		400,000
Net loss	-	-	-	-	-	(2,769,928)	(2,769,928)
Balance June 30, 2018	1,456,621,213	$14,567	98,800	$1	$15,886,615	$(18,121,461)	$(2,220,278)

See accompanying notes to these unaudited condensed financial statements

X RAIL ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
 (Unaudited)

(1)           Organization and description of business

Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $2,769,928 for the six months ended June 30, 2018.  The Company also has an accumulated deficit of $18,121,461, and a negative working capital of $2,345,278 as of June 30, 2018, as well as outstanding convertible notes payable of $501,350, before debt discount of $203,310.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had $870 and $56,983 in cash and cash equivalents, respectively.

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements. As of June 30, 2018, we recorded the rail cars on the balance sheet at $125,000, net of accumulated depreciation. The rail cars are currently not depreciated as they are not in service and not ready to run. The rail cars require substantial investment to retrofit.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company's management believes there has been no impairment of its long-lived assets during the six months ended June 30, 2018, or 2017.  There can be no assurance, however, that market conditions will not change or demand for the Company's business model will continue.  Either of these could result in future impairment of long-lived assets. No impairment loss was recognized for the six months ended June 30, 2018 and 2017.
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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of June 30, 2018, and December 31, 2017, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 260, "Earnings per Share," the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the six months ended June 30, 2018, and 2017 as the amounts are anti-dilutive.  As of June 30, 2018, the Company had 180,267,256 outstanding warrants valued at $2,646,700 and convertible debt of $501,350, before debt discount of $203,310, which were all excluded from the computation as they were anti-dilutive and are convertible into 1,381,420,874 shares of common stock. As of December 31, 2017, the Company had 14,978,000 outstanding warrants and convertible debt of $369,900, before debt discount of $324,121, which were all excluded from the computation as they were anti-dilutive.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,"Revenue Recognition" following the five steps procedure:

Step 1: Identify the contract(s) with customers
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to performance obligations
Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity's performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity's performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since the Company's revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at June 30, 2018, and December 31, 2017, measured at fair value on a recurring basis:

June 30, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$827,154	$827,154

December 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,787,063	$1,787,063

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

During the six months ended June 30, 2018 and 2017, the Company incurred $2,281,246 and $0 in stock based compensation to employees.

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

The Company values warrants using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the six months ended June 30, 2018 were as follows:

Variables	Values
Stock price	$0.0008
Exercise Price	0.002 - 0.15
Term	1.66-2.84 years
Risk Free Rate	0.25%
Volatility	262.9% - 616.2%

During the six months ended June 30, 2018 and 2017, the Company incurred $200,000 and $85,250 for common stock issued for outside services.

New Accounting Pronouncements:

There are some significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2018, and through the date of this filing.

(3)            Property and Equipment

Property and equipment consisted of the following.

	June 30,	December 31,
	2018	2017

Rail cars (not in service)	$125,000	$125,000
Less: accumulated depreciation	-	-

	$125,000	$125,000

Based on management analysis as of June 30, 2018 and December 31, 2017, there is no indication of impairment.

(4)           Related Party Notes Payable

A summary of outstanding notes payable is as follows:

	June 30,	December 31,
	2018	2017

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$49,910	$49,910

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	39,101	39,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	74,044	74,044

Promissory note, dated September 30, 2015, bearing no interest, payable on demand	149,265	154,998

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	53,700

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	7,400

Promissory note, dated May 31, 2018, bearing 10% interest, payable on demand	10,832	-

	$ $ 385,395	$379,153

(5)           Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date.	19,100	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion.	44,800	40,800

Promissory note, dated November 1, 2017, bearing interest of 12% annually, payable on August 10, 2018, convertible to common stock at a discount of 42% of the lowest two traded prices of the common stock during the 15 trading days prior to the conversion date.	5,000	45,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900, bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date.	79,450	85,000

Promissory note, dated December 18, 2017, bearing interest of 12% annually, payable within a year convertible at a conversion rate equal to 50% of the lowest of: (i) the lowest trading price during the twenty trading days prior to the conversion, or (ii) the lowest trading price during the 20 trading days preceding the date of this note.	35,000	40,000

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date.	112,000	112,000

Promissory note, dated December 21, 2017, bearing interest of 12% annually, payable on September 30, 2018, convertible to common stock at a discount of 49% of the lowest two traded prices of the common stock during the 30 trading days prior to the conversion date.	28,000	28,000

Promissory note, dated February 8, 2018, bearing interest of 14% annually, payable on November 20, 2018, convertible to common stock at a discount of 49% of the lowest traded price of the common stock during the 30 trading days prior to the conversion date.	28,000	-

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	-

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	-

Promissory note, dated May 14, 2018, bearing interest of 12% annually, payable on November 14, 2018, convertible to common stock at a discount of 55% of the average of 2 lowest traded prices of the common stock during the 30 trading days prior to the conversion date.	50,000	-

Convertible notes before debt discount	501,350	369,900

Less debt discount	(203,310)	(324,121)

Total outstanding convertible notes payable	$298,040	45,779

(6)           Note Payable

On June 27, 2018, the Company issued a promissory note to the investor for $4,100 payable by December 27, 2018 with $615 in interest expense.

(7)           Derivative Instruments

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, "Derivatives and Hedging," and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2018 and December 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in June 30, 2018 and December 31, 2017:

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Expected term	0.11- 0.83 years	0.4 – 0.96 years-
Expected average volatility	266.7%	313.6%
Expected dividend yield	-	-
Risk-free interest rate	1.65 – 2.97%	1.28 – 1.76%

The Company valued the conversion feature using the Black-Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible as of June 30, 2018 amounted to $827,154. During the six months ended June 30, 2018, $203,310 of the value assigned to the derivative liability was recognized as a debt discount to the convertible notes and $1,141,640 was recorded as loss on change in fair value of derivative liability.

Six Months Ended June 30, 2018
Conversion Feature
of
Notes Payable

Beginning balance, January 1	1,787,063
Reclassification to equity	-
Change in value of derivative liability	(899,108)
Excess derivative liability expense	(60,801)
Ending balance, June 30, 2018	$827,154

(8)           Equity

Common and Preferred Stock

The Company is authorized to issue 10,000,000,000 shares of common stock and 1,000,000 shares of preferred A, 10,000 shares of preferred A-2, 1,000,000 shares of preferred B and 1,000 shares of preferred C class.  The increase in authorized shares of common stock from 500,000,000 to 1,000,000,000 was approved by the shareholders and Board of Directors on September 27, 2017. The increase from 1,000,000,000 to 3,000,000,000 shares was effective December 12, 2017, the increase from 3,000,000,000 to 5,000,000,000 shares was effective March 21, 2018 and the increase from 5,000,000,000 to 10,000,000,000 was effective May 17, 2018.

During the six months ended June 30, 2018, the Company issued an aggregate of 665,831,510 shares of common stock for compensation of $2,281,246 and 125,000,000 shares of common stock for outside services of $200,000. During the six months ended June 30, 2017, the Company issued an aggregate of 1,460,000 shares of common stock for services resulting in an expense of $130,000.

During the six months ended June 30, 2018, the Company issued 75,544,798 shares of common stock for note and interest conversion of $51,300.  During the six months ended June 30, 2017 the Company issued 1,600,000 of common stock for the conversion of $80,000 of outstanding notes payable and 127,889 shares of common stock for interest.

There were no warrants exercised during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company issued 1,200,000 shares of common stock for the exercise of warrant.

During the six months ended June 30, 2018, the Company has not issued any shares of common stock for cash.  During the six months ended June 30, 2017, the Company issued 7,170,000 shares of common stock for cash of $358,500.

Warrants

The Company accounted for the issuance of warrants in conjunction from the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the company's market share price on the grant date. The warrants were granted for compensation.

The below table summarizes warrant activity during the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	14,978,000	$0.15
Granted	165,289,256	0.00242
Exercised	-	-
Forfeited	-	-
Balances as of June 30, 2018	180,267,256	$0.14

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Exercise price	$0.14	0.15
Expected term	1.88 – 2.84 years	1.88-2.9 years
Expected average volatility	266.35%	642.19
Expected dividend yield	-	-

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
180,267,256	1.78	$0.14	180,267,256	$0.14

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at June 30, 2018, for those warrants for which the quoted market price was in excess of the exercise price ("in-the-money" warrants). As of June 30, 2018, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.0008 on June 30, 2018.
The Company values warrants using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the six months ended June 30, 2018 were as follows:

Variables	Values
Stock price	$0.0008
Exercise Price	0.002 - 0.15
Term	1.66-2.84 years
Risk Free Rate	0.25%
Volatility	262.9% - 616.2%

(9)            Related Party Transactions

During the six months ended June 30, 2018, the Company repaid $4,200 of promissory note dated September 30, 2017 to Wanda Witoslawski (the Chief Financial Officer of the Company), leaving the balance outstanding of $3,200 as of June 30, 2018.

During the six months ended June 30, 2018, the Company repaid $5,733 of promissory note dated September 30, 2017 to Las Vegas Railway Express, Inc., leaving the balance outstanding of $149,265 as of June 30, 2018.

During the six months ended June 30, 2018, the Company added $5,344 to the promissory note dated September 30, 2017 to Allegheny Nevada Holdings Corporation (Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation), leaving the balance outstanding of $59,044 as of June 30, 2018.

On May 1, 2018, the Company appointed John McPherson to its Board of Directors and issued 50,000,000 shares of common stock as director's compensation.

(10)          Subsequent Events

In July 2018, the Company issued 1,043,315,274 shares of common stock for note and interest conversion of $124,218 and 3,182,237,706 shares of common stock for compensation of $954,671.

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

X Train

The X Train will be an excursion passenger rail service between Los Angeles and Las Vegas. We expect service to begin in early 2019. XREE plans to have its casino guests ride the exclusive train service and to manage the host activity of its guests throughout their stay in the resort/casino. We anticipate that, in addition to the service between Los Angeles and Las Vegas, future X Train runs will be added in the coming years.

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

To commence commercial service of the Las Angeles to Las Vegas route, we will need to negotiate and secure the necessary rights, equipment and facilities. These items include: securing a regularly scheduled train agreement from Amtrak to operate our excursion service on a weekly basis beginning with one round trip train per week and increasing to six round trips per week over the next several years as demand dictates, securing operating rights to run our trains over tracks owned by private railroads, obtaining the capability to operate train equipment safely and in conformity with applicable government regulations, and purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. We expect the X Train to begin running in January 2019.

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

We anticipate that when a customer purchases a train ticket on either the X Train (once it commences operations) or any of the X Wine Railroad excursions, such tickets will include enrollment in our Club X membership club. Members will receive points from each excursion they ride and will be provided discounts on products and services we provide. The more they ride, the more points they will receive. Club X train will the customer's ticket within Vegas for access to nightclubs, hosted bottle service, pool parties, gentlemen's clubs and the Club X Train Crawl: a high end to visiting three nightclubs in one night. Customers will outline their desired plan for the evening and Club X Train will take care of arranging all the details.  We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be January 2019.

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

Results of Operations for the Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

The following is a comparison of the results of operations for the three months ended June 30, 2018 and 2017.

	Three months ended
	June 30,	June 30,
	2018	2017	$ Change	% Change

Revenues	$-	$19,924	$-	100.0%
Cost of sales	-	(28,401)	-	100.0%
Gross profit (loss)	-	(8,477)	-	100.0%

Operating Expenses:
Compensation and payroll taxes	$272,497	$119,102	$153,395	128.8%
Selling, general and administrative	82,570	83,882	(1,312)	-1.6%
Professional fees	315,270	177,345	137,925	77.8%
Total expenses	670,338	380,329	290,009	76.3%

Loss from operations	(670,338)	(388,806)	(281,532)	72.4%

Other income (expense)
Gain on change in derivative liability	630,403	(440,003)	1,070,406	-243.3%
Interest expense	(612,937)	(16,630)	(596,306)	3585.6%
Excess derivative liability expense	(60,801)	(9,553)	(51,248)	-100.0%
Total other income (expense)	(43,335)	(466,186)	422,852	-90.7%

Net income (loss) from operations before provision for income taxes	(713,672)	(854,992)	141,320	-16.5%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(713,672)	$(854,992)	$141,320	-16.5%

Revenue

During the three months ended June 30, 2018, the Company has not generated any revenue. During the three months ended June 30, 2017, the Company generated some revenue from operating the wine train in Santa Barbara, CA.   Revenue was generated from selling train tickets, food and beverage and wine tours.

Operating Expenses

Compensation expense increased by $153,395, or 128.8%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The increase in compensation expense was primarily due to issuances of stock to management.  Selling, general and administrative expenses decreased by $1,312, or 1.6%, during the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to decrease in travel and office expenses. Professional fees increased by $137,925, or 77.8%, during 2018 as compared to 2017 due primarily to increases in consulting services paid with shares.

Other (Expense) Income

Derivative expense decreased by $1,070,406, or 243.3%, during the quarter ended June 30, 2018 as compared to the same period in 2017 due to lower stock price and change in derivative liability.  During the three months ended June 30, 2018, the Company accrued loss on change in fair value of derivative liability of $60,801. During the three months ended June 30, 2017, the gain was $16,630. Interest expense increased by $596,306, or 3,585.6%, due to higher expense in convertible promissory notes.

Results of Operations for the Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017

The following is a comparison of the results of operations for the six months ended June 30, 2018 and 2017.

	Six months
	June 30,	June 30,
	2018	2017	$ Change	% Change

Revenues	$13,145	$32,259	$(19,114)	-59.3%
Cost of sales	(8,754)	(46,051)	37,297	-81.0%
Gross profit (loss)	4,391	(13,792)	18,183	-131.8%

Operating Expenses:
Compensation and payroll taxes	$2,618,747	$253,705	$2,365,042	932.2%
Selling, general and administrative	125,467	200,549	(75,082)	-37.4%
Professional fees	431,849	464,125	(32,276)	-7.0%
Total expenses	3,176,063	918,379	2,257,684	245.8%

Loss from operations	(3,171,672)	(932,171)	(2,239,501)	240.2%

Other income (expense)
Gain on change in derivative liability	1,141,640	(560,813)	1,702,453	-303.6%
Interest expense	(679,094)	(33,283)	(645,812)	1940.4%
Excess derivative liability expense	(60,801)	(9,553)	(51,248)	100.0%
Total other income (expense)	401,745	(603,649)	1,005,394	-166.6%

Net income (loss) from operations before provision for income taxes	(2,769,928)	(1,535,820)	(1,234,108)	80.4%
Provision for income taxes	-	-	-	-
Net income (loss)	$(2,769,928)	$(1,535,820)	$(1,234,108)	80.4%

Revenue

During the six months ended June 30, 2018 and 2017, the Company generated some revenue from operating the wine train in Santa Barbara, CA. Gross profit increased by $18,183, or 131.8% during the six months ended June 30, 2018 compared to the same period in 2017 due to higher ticket prices and lower costs.  Revenue was generated from selling train tickets, food and beverage and wine tours.

Operating Expenses

Compensation expense increased by $2,365,042, or 932.2%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The increase in compensation expense was primarily due to issuances of stock to management.  Selling, general and administrative expenses decreased by $75,082, or 37.4%, during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to decrease in travel and office expenses. Professional fees decreased by $32,276, or 7.0%, during 2018 as compared to 2017 due primarily to decreases in consulting services.

Other (Expense) Income

Interest expense increased by $645,812, or 1,940.4%, during the six months ended June 30, 2018 as compared to the same period in 2017 due to issuances of conversion of certain promissory notes.  During the six months ended June 30, 2018, the Company accrued gain on change in fair value of derivative liability of $60,801. During the six months ended June 30, 2017 there gain was $9,533. Gain on change in derivative liability increased by $1,702,453, or 303.6% as compared to the same period in 2017, due to change in market price of the stock.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $2,369,928 for the six months ended June 30, 2018 and $1,535,820 for the six months ended June 30, 2017.  The Company also has an accumulated deficit of $17,721,461 and a negative working capital of $2,345,278 as of June 30, 2018, as well as outstanding convertible notes payable of $501,350, before debt discount of $203,310.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 were $157,421 and $744,743, respectively.  Cash used in operating activities for the six months ended June 30, 2018 and 2017 were primarily due to net losses of $2,769,928 and $1,535,820, respectively.  During the six months ended June 30, 2018, the net loss included significant non-cash expenses of $2,281,246 in stock issued for compensation, $120,811 in amortization of discounts on notes payable, $959,909 in derivative expense related to convertible notes payable,  $570,359 in changes in operating assets and liabilities.  During the six months ended June 30, 2017, the net loss included significant non-cash expenses of $130,000 in stock issued for services and $66,058 in amortization of discounts on notes payable, $493,500 in warrants expense and $91,966 in changes in operating assets and liabilities.

There was no net cash used in investing activities during the six months ended June 30, 2018.  Net cash used in investing activities during the six months ended June 30, 2017 was $12,670 primarily due to the capitalized costs towards the rail cars.

Net cash provided by financing activities for the six months ended June 30, 2018 amounted to $101,308, which consisted of $154,100 in proceeds from the issuance of convertible notes payable, $6,242 in  related party notes payable and $46,550 in repayments on convertible notes payable. Net cash provided by financing activities for the six months ended June 30, 2017 was $563,372 which consisted of $19,100 in proceeds from convertible notes payable, $29,228 in repayments on related party notes payable, $35,000 in proceeds from related party notes payable and $538,500 from proceeds from stock purchases.

Description of Indebtedness

For a complete description of our outstanding debt as of June 30, 2018 and December 31, 2017, see Notes 4 and 5 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of  June 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.
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

Changes in Internal Control Over Financial Reporting

There were no changes during the six months ended June 30, 2018 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, the Company issued shares of its common stock as follows:

•	665,831,510 shares of common stock issued for compensation valued at $2,281,246.

•	125,000,000 shares of common stock issued for services of $200,000.

•	75,544,798 shares of common stock issued for notes conversion of $51,300.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

As of June 30, 2018 we are not in default on any of our borrowings.

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

Date: August 14, 2018	X Rail Entertainment, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: August 14, 2018
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)