Form 10-Q
period 2018-09-30
LAS VEGAS XPRESS, INC.
filed 2018-11-16
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
Commission file number: 333-218746

LAS VEGAS XPRESS, INC.
Formerly X Rail Entertainment, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9480 S. Eastern Ave, Suite 205
Las Vegas, NV  89123
 (Address of principal executive offices)

(702) 481-2343
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

Number of outstanding shares of common stock as of November 16, 2018 was 711,258,471.

LAS VEGAS XPRESS, INC.
(formerly X Rail Entertainment, Inc.)

PART I   FINANCIAL INFORMATION

 LAS VEGAS XPRESS, INC.
(formerly X Rail Entertainment, Inc.)
 BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2018	2017

Assets

Current assets
Cash	$3,259	$56,983
Prepaid expense	378	-
Deposits	-	235
Total current assets	3,637	57,218

Property and equipment, net	125,000	125,000

Total assets	$128,637	$182,218

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$75,873	$44,117
Accrued expenses	940,462	305,961
Unearned revenue	3,461	3,042
Notes payable to related parties	414,089	379,153
Notes payable	3,950	-
Convertible notes payable (net of debt discount of $80,542 and $324,121, respectively)	374,158	45,779
Derivative liability	3,452,179	1,787,063
Total current liabilities	5,264,172	2,565,115
Total liabilities	5,264,172	2,565,115

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,800 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 101,258,471 and 118,049 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,013	1
Additional paid-in capital	17,343,236	12,968,634
Accumulated (deficit)	(22,479,785)	(15,351,533)
Total stockholders' equity (deficit)	(5,135,535)	(2,382,897)
Total liabilities and stockholders' equity (deficit)	$128,637	$182,218

See accompanying notes to these unaudited condensed financial statements

 LAS VEGAS XPRESS, INC.
(formerly X Rail Entertainment, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues	-	$-	$13,145	$32,259
Cost of sales	-	-	(8,754)	(46,051)
Gross loss	-	-	4,391	(13,792)

Operating Expenses:
Compensation and payroll taxes	1,370,921	137,569	3,989,669	391,274
Selling, general and administrative	42,408	72,429	167,875	272,977
Professional fees	178,147	101,313	609,996	565,438
Total expenses	1,591,476	311,311	4,767,540	1,229,689

Loss from operations	(1,591,476)	(311,311)	(4,763,149)	(1,243,481)

Other income (expense)
Excess derivative liability expense	-	-	1,317,269	-
Interest expense	(141,822)	(133,630)	(881,718)	(727,727)
Loss on disposal of assets	-	(629,270)	-	(629,270)
Gain (loss) on change in value of derivative liability	(2,625,026)	1,764	(2,800,655)	(7,789)
Total other income (expense)	(2,766,848)	(761,136)	(2,365,104)	(1,364,786)

Net income (loss) from operations before provision for income taxes	(4,358,325)	(1,072,447)	(7,128,252)	(2,608,267)
Provision for income taxes	-	-	-	-
Net income (loss)	$(4,358,325)	$(1,072,447)	$(7,128,252)	$(2,608,267)

Net income (loss) per share, basic and diluted	$(9.6214)	$(22.997)	$(2.703)	$(59.821)

Weighted average number of common shares outstanding, basic and diluted	452,982	46,635	2,636,921	43,601

See accompanying notes to these unaudited condensed financial statements

 LAS VEGAS XPRESS, INC.
(formerly X Rail Entertainment, Inc.)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(7,128,252)	$(2,608,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on notes payable	80,542	156,330
Common stock issued for services	230,000	130,000
Common stock issued for compensation	3,505,927	26,889
Derivative expense related to convertible note payable	2,800,655	88,395
Excess derivative liability expense	(1,317,269)	-
Warrant expense	400,000	499,196
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,198,263	182,653
Unearned revenue	(419)	1,107
Deposits and prepaid expense	143	(11,960)
Net cash used in operating activities	(230,410)	(1,535,657)

Cash flows from investing activities
Purchases of property and equipment	-	708,160
Net cash used in investing activities	-	708,160

Cash flows from financing activities
Repayments on convertible notes payable	(140,200)	(82,000)
Proceeds from convertible notes payable	225,000	19,100
Repayments on related party notes payable	(8,450)	(53,344)
Proceeds from related party notes payable	43,386	145,272
Repayments on notes payable	(2,050)	-
Proceeds from on notes payable	6,000	-
Proceeds from exercise of warrant	-	180,000
Proceeds from stock purchases	53,000	421,000
Net cash provided by financing activities	176,686	630,028

Net change in cash	(53,724)	(197,469)
Cash, beginning of the period	56,983	202,169
Cash, end of the period	$3,259	$4,700

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	140,200	88,395
Debt discount on convertible notes	243,579	205,224

See accompanying notes to these unaudited condensed financial statements

 LAS VEGAS XPRESS, INC.
(formerly X Rail Entertainment, Inc.)
STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2016	41,671	$0	98,798	$1	$8,286,593	$(7,966,161)	$320,434

Stock issued for services	3,292	0	-	-	280,150	-	280,150
Stock issued for notes and interest conversion	16,037	0	-	-	672,952	-	672,952
Stock issued for cash and warrants	3,436	0	-	-	498,940	-	498,940
Stock issued for compensation	53,000	1	4	-	3,049,999		3,050,000
Stock issued for warrant exercise	240	0	-	-	180,000	-	180,000
Stock issued for shares exchange	377	0	-	-	-		0
Stock cancelled	(3)	(0)	(2)	-	(0)	-	(0)
Net loss	-	-	-	-	-	(7,385,372)	(7,385,372)
Balance December 31, 2017	118,049	$1	98,800	$1	$12,968,634	$(15,351,533)	$(2,382,897)

Stock issued for compensation	90,769,617	908	-	-	3,499,117	-	3,500,025
Stock issued for cash	53,000	1	-	-	52,999	-	53,000
Stock issued for services	10,025,000	100	-	-	229,900	-	230,000
Stock issued for notes and interest conversion	292,052	3	-	-	192,586	-	192,589
Warrants expense					400,000	-	400,000
Stock split adjustment	753				-	-	-
Net loss	-	-	-	-	-	(7,128,252)	(7,128,252)
Balance September 30, 2018	101,258,471	$1,013	98,800	$1	$17,343,236	$(22,479,785)	$(5,135,535)

See accompanying notes to these unaudited condensed financial statements

 LAS VEGAS XPRESS, INC.
(formerly X Rail Entertainment, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
 (Unaudited)

(1)           Organization and description of business

Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $7,128,252 for the nine months ended September 30, 2018.  The Company also has an accumulated deficit of $22,479,785, and a negative working capital of $5,260,535 as of September 30, 2018, as well as outstanding convertible notes payable of $454,700, before debt discount of $80,542.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Las Vegas Xpress, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had $3,259 and $56,983 in cash and cash equivalents, respectively.

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements. As of September 30, 2018, we recorded the rail cars on the balance sheet at $125,000, net of accumulated depreciation. The rail cars are currently not depreciated as they are not in service and not ready to run. The rail cars require substantial investment to retrofit.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company's management believes there has been no impairment of its long-lived assets during the nine months ended September 30, 2018, or 2017.  There can be no assurance, however, that market conditions will not change or demand for the Company's business model will continue.  Either of these could result in future impairment of long-lived assets. No impairment loss was recognized for the nine months ended September 30, 2018 and 2017.
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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of September 30, 2018, and December 31, 2017, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 260, "Earnings per Share," the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the nine months ended September 30, 2018, and 2017 as the amounts are anti-dilutive.  As of September 30, 2018, the Company had 2,996 outstanding warrants and convertible debt of $454,700, before debt discount of $80,542, which were all excluded from the computation as they were anti-dilutive and are convertible into 23,552,877 shares of common stock. As of December 31, 2017, the Company had 2,996 outstanding warrants and convertible debt of $369,900, before debt discount of $324,121, which were all excluded from the computation as they were anti-dilutive.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at September 30, 2018, and December 31, 2017, measured at fair value on a recurring basis:

September 30, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$3,452,179	$3,452,179

December 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,787,063	$1,787,063

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

During the nine months ended September 30, 2018 and 2017, the Company incurred $3,500,025 and $0 in stock-based compensation to employees and directors.

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

The Company values warrants using the Black-Scholes option pricing model.  Assumptions used to value options and warrants issued during the nine months ended September 30, 2018 were as follows:

Variables	Values
Stock price	$0.1500
Exercise Price	$697.29
Term	1.41-2.58 years
Risk Free Rate	0.25%
Volatility	806.8% - 618.2%

During the nine months ended September 30, 2018 and 2017, the Company incurred $230,000 and $130,000 for common stock issued for outside services.

New Accounting Pronouncements:

None.

(3)           Property and Equipment

Property and equipment consisted of the following.

	September 30,	December 31,
	2018	2017

Rail cars (not in service)	$125,000	$125,000
Less: accumulated depreciation	-	-

	$125,000	$125,000

Based on management analysis as of September 30, 2018 and December 31, 2017, there is no indication of impairment.

(4)           Related Party Notes Payable

A summary of outstanding notes payable is as follows:

	September 30,	December 31,
	2018	2017

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$50,010	$49,910

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	39,101	39,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	69,794	74,044

Promissory note, dated September 30, 2015, bearing no interest, payable on demand	192,940	154,998

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	53,700

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	7,400

	$ $ 414,089	$379,153

During the nine months ended September 30, 2018, the Company repaid $4,200 of promissory note dated September 30, 2017 to Wanda Witoslawski (the Chief Financial Officer of the Company), leaving the balance outstanding of $3,200 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company borrowed $100 of promissory note dated December 15, 2015 to Wanda Witoslawski (the Chief Financial Officer of the Company), leaving the balance outstanding of $50,010 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company borrowed $37,942 of promissory note dated September 30, 2017 to Las Vegas Railway Express, Inc., leaving the balance outstanding of $192,940 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company added $5,344 to the promissory note dated September 30, 2017 to Allegheny Nevada Holdings Corporation (Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation), leaving the balance outstanding of $59,044 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company repaid $4,250 of promissory note dated December 15, 2015 to Dianne David, leaving the balance outstanding of $69,794 as of September 30, 2018.

(5)           Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date.	19,100	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion	12,000	40,800

Promissory note, dated November 1, 2017, bearing interest of 12% annually, payable on August 10, 2018, convertible to common stock at a discount of 42% of the lowest two traded prices of the common stock during the 15 trading days prior to the conversion date.	-	45,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900 , bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date	79,450	85,000

Promissory note, dated December 18, 2017, bearing interest of 12% annually, payable within a year convertible at a conversion rate equal to 50% of the lowest of: (i) the lowest trading price during the twenty trading days prior to the conversion, or (ii) the lowest trading price during the 20 trading days preceding the date of this note	7,150	40,000

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date.	112,000	112,000

Promissory note, dated December 21, 2017, bearing interest of 12% annually, payable on September 30, 2018, convertible to common stock at a discount of 49% of the lowest two traded prices of the common stock during the 30 trading days prior to the conversion date.	-	28,000

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2019, convertible to common stock at $15

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	-

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	-

Promissory note, dated May 14, 2018, bearing interest of 12% annually, payable on November 14, 2018, convertible to common stock at a discount of 55% of the average of 2 lowest traded prices of the common stock during the 30 trading days prior to the conversion date.	50,000	-

Convertible notes before debt discount	454,700	369,900

Less debt discount	(80,542)	(324,121)

Total outstanding convertible notes payable	$374,158	45,779

(6)           Notes Payable

On June 27, 2018, the Company issued a promissory note to an investor for $4,100 payable by December 27, 2018 with $615 in interest expense.

On September 28, 2018, the Company issued a promissory note to the investor for $1,900 payable by March 27, 2019 with $285 in interest expense.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2018 and December 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in September 30, 2018 and December 31, 2017:

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Expected term	0.1- 0.58 years	0.4 – 0.96 years-
Expected average volatility	987.1%	313.6%
Expected dividend yield	-	-
Risk-free interest rate	1.65 – 2.97%	1.28 – 1.76%

The Company valued the conversion feature using the Black-Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible as of September 30, 2018 amounted to $3,452,179. During the nine months ended September 30, 2018, $80,542 of the value assigned to the derivative liability was recognized as a debt discount to the convertible notes and $1,135,539 was recorded as loss on change in fair value of derivative liability.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	Conversion Feature	Conversion Feature
	of	of
	Notes Payable	Notes Payable

Beginning balance, January 1	1,787,063	-
Additional issuances	-	1,079,942
Change in value of derivative liability	2,800,655	707,121
Excess derivative liability expense	(1,135,539)	-
Ending balance	$3,452,179	$1,787,063

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

As of September 17, 2018, a reverse stock split in the ratio 5,000 for 1 share and the name change from X Rail Entertainment, Inc. to Las Vegas Xpress, Inc. was effective.

During the nine months ended September 30, 2018, the Company issued an aggregate of 90,769,617 shares of common stock for compensation of $3,505,927 and 10,025,000 shares of common stock for outside services of $230,000. During the nine months ended September 30, 2017, the Company issued an aggregate of 292 shares of common stock for services resulting in an expense of $130,000.

During the nine months ended September 30, 2018, the Company issued 292,052 shares of common stock for note and interest conversion of $192,588.  During the nine months ended September 30, 2017 the Company issued 4,346 shares of common stock for the conversion of $88,395 of outstanding notes payable and interest.

There were no warrants exercised during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company issued 2,400 shares of common stock for the exercise of warrant.

During the nine months ended September 30, 2018, the Company has issued 53,000 shares of common stock for cash of $53,000.  During the nine months ended September 30, 2017, the Company issued 2,324 shares of common stock for cash of $421,000.

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

The below table summarizes warrant activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	1,436	$750.00
Granted	1,140	$12.10
Exercised	-	-
Forfeited	-	-
Balances as of September 30, 2018	2,576	$423.46

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Exercise price	$423.46	$750
Expected term	1.41 – 2.58 years	1.88-2.9 years
Expected average volatility	742.95%	642.19%
Expected dividend yield	-	-

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2018:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
2,576	1.63	$423.46	2,576	$423.46

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at September 30, 2018, for those warrants for which the quoted market price was in excess of the exercise price ("in-the-money" warrants). As of September 30, 2018, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.15 on September 30, 2018.

The Company values warrants using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the nine months ended September 30, 2018 were as follows:

Variables	Values
Stock price	$0.1500
Exercise Price	$697.29
Term	1.41-2.58 years
Risk Free Rate	0.25%
Volatility	806.8% - 618.2%

(9)          Related Party Transactions

During the nine months ended September 30, 2018, the Company repaid $4,200 of promissory note dated September 30, 2017 to Wanda Witoslawski (the Chief Financial Officer of the Company), leaving the balance outstanding of $3,200 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company borrowed $100 of promissory note dated December 15, 2015 from Wanda Witoslawski (the Chief Financial Officer of the Company), leaving the balance outstanding of $50,010 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company borrowed $37,942 of promissory note dated September 30, 2017 to Las Vegas Railway Express, Inc., leaving the balance outstanding of $192,940 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company added $5,344 to the promissory note dated September 30, 2017 to Allegheny Nevada Holdings Corporation (Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation), leaving the balance outstanding of $59,044 as of September 30, 2018.

During the nine months ended September 30, 2018, the Company repaid $4,250 of promissory note dated December 15, 2015 to Dianne David, leaving the balance outstanding of $69,794 as of September 30, 2018.

(10)         Subsequent Events

In October 2018, the Company issued 550,000,000 shares of common stock for compensation to management and 60,000,000 shares of common stock for outside services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Las Vegas Xpress, Inc., actual results may differ materially from those indicated by the forward- looking statements.

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

Business Overview

Las Vegas Xpress, Inc. is in the specialty passenger train business and has three operating divisions, The X Train, currently in the planning stages, will be an excursion railroad between metropolitan areas and resort/casino destinations, X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, currently in the planning stages, will be a riders membership club for X Train customers.

X Train

The X Train will be an excursion passenger rail service between Los Angeles and Las Vegas. We expect service to begin in mid year 2019. LVXI plans to have its casino guests ride the exclusive train service and to manage the host activity of its guests throughout their stay in the resort/casino. We anticipate that, in addition to the service between Los Angeles and Las Vegas, future X Train runs will be added in the coming years.

We expect to operate the X Train as its own common carrier railroad. X Train will provide a complete bundled package of services including ticket, rooms and transfers to & from the station and weekend events such as access to nightclubs, golf outings and restaurants. It will be scheduled as a Friday through Sunday service with passengers boarding the train at the San Bernardino Station and arriving at a new station to be built in Las Vegas and owned and operated by the X Train. Only the X Train will be able to use our station in Las Vegas. A typical X Train will carry 10 passenger cars and will include food service and will carry, on average 700 passengers per trip. This number can be increased by adding more cars to the route.

The Company has hired First Transit as its haulage company, a $7 billion a year rail/transport company in the UK, hauling over 300 million passengers by rail each year. First Transit is the domestic arm of First Group, the UK parent. First Transit also owns Greyhound Lines, a $2.8 billion subsidiary which will be providing bus transfer and pick up services for the X train.

To commence commercial service of the Las Angeles to Las Vegas route, we will need to negotiate and secure the necessary rights, equipment and facilities. These items include: securing a regularly scheduled train agreement from First Transit to operate our excursion service on a weekly basis beginning with one round trip train per week and increasing to six round trips per week over the next several years as demand dictates. This has been completed.  Securing operating rights to run our trains over tracks owned by private railroads, obtaining the capability to operate train equipment safely and in conformity with applicable government regulations, and purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort and securing leases on terminal facilities and passenger depots in San Bernardino and in Las Vegas. We expect the X Train to begin running in July 2019.

Metrolink

The company is negotiating a joint venture co-marketing arrangement with Metrolink, the Los Angeles commuter rail system. The plan is to have Metrolink service access to the X train departure station in San Bernardino from its 56 stations in the southland. Over 12 million people annually ride Metrolink trains. We are planning to tap into this market by having a joint marketing of the Vegas service to Metrolink customers.

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

Results of Operations for the Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

The following is a comparison of the results of operations for the three months ended September 30, 2018 and 2017.

	Three months ended
	September 30,	September 30,
	2018	2017	$ Change	% Change

Revenues	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Gross profit (loss)	-	-	-	0.0%

Operating Expenses:
Compensation and payroll taxes	$1,370,921	$137,569	$1,233,352	896.5%
Selling, general and administrative	42,408	72,429	(30,021)	-41.4%
Professional fees	178,147	101,313	76,834	75.8%
Total expenses	1,591,476	311,311	1,280,165	411.2%

Loss from operations	(1,591,476)	(311,311)	(1,280,165)	411.2%

Other income (expense)
Excess derivative liability expense	-	-	-	0.0%
Interest expense	(141,822)	(133,630)	(8,192)	6.1%
Loss on disposal of assets	-	(629,270)	-	-100.0%
Gain (loss) on change in derivative liability	(2,625,026)	1,764	(2,626,790)	-148911.0%
Total other income (expense)	(2,766,848)	(761,136)	(2,005,712)	263.5%

Net income (loss) from operations before provision for income taxes	(4,358,325)	(1,072,447)	(3,285,878)	306.4%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(4,358,325)	$(1,072,447)	$(3,285,878)	306.4%

Revenue

During the three months ended September 30, 2018 and 2017, the Company has not generated any revenue.

Operating Expenses

Compensation expense increased by $1,233,352, or 896.5%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  The increase in compensation expense was primarily due to issuances of stock to management.  Selling, general and administrative expenses decreased by $30,021, or 41.4%, during the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to decrease in travel and office expenses. Professional fees increased by $76,834, or 75.8%, during 2018 as compared to 2017 due primarily to increases in consulting services paid with shares.

Other (Expense) Income

Derivative expense decreased by $2,626,790 during the quarter ended September 30, 2018 as compared to the same period in 2017 due to lower stock price and change in derivative liability.  Interest expense increased by $8,192, or 6.1%, due to higher expense in convertible promissory notes.

Results of Operations for the Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017

The following is a comparison of the results of operations for the nine months ended September 30, 2018 and 2017.

	Nine months
	September 30,	September 30,
	2018	2017	$ Change	% Change

Revenues	$13,145	$32,259	$(19,114)	-59.3%
Cost of sales	(8,754)	(46,051)	37,297	-81.0%
Gross profit (loss)	4,391	(13,792)	18,183	-131.8%

Operating Expenses:
Compensation and payroll taxes	$3,989,669	$391,274	$3,598,395	919.7%
Selling, general and administrative	167,875	272,977	(105,102)	-38.5%
Professional fees	609,996	565,438	44,558	7.9%
Total expenses	4,767,540	1,229,689	3,537,851	287.7%

Loss from operations	(4,763,149)	(1,243,481)	(3,519,668)	283.0%

Other income (expense)
Excess derivative liability expense	1,317,269	-	1,317,269	100.0%
Interest expense	(881,718)	(727,727)	(153,991)	21.2%
Loss on disposal of assets	-	(629,270)	629,270	100.0%
Loss on change in derivative liability	(2,800,655)	(7,789)	(2,792,866)	100.0%
Total other income (expense)	(2,365,104)	(1,364,786)	(1,000,318)	73.3%

Net income (loss) from operations before provision for income taxes	(7,128,252)	(2,608,267)	(4,519,985)	173.3%
Provision for income taxes	-	-	-	-
Net income (loss)	$(7,128,252)	$(2,608,267)	$(4,519,985)	173.3%

Revenue

During the nine months ended September 30, 2018 and 2017, the Company generated some revenue from operating the wine train in Santa Barbara, CA. Gross profit increased by $18,183, or 131.8% during the nine months ended September 30, 2018 compared to the same period in 2017 due to higher ticket prices and lower costs.  Revenue was generated from selling train tickets, food and beverage and wine tours.

Operating Expenses

Compensation expense increased by $3,598,395, or 919.7%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  The increase in compensation expense was primarily due to issuances of stock to management.  Selling, general and administrative expenses decreased by $105,102, or 38.5%, during the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to decrease in travel and office expenses. Professional fees increased by $44,558, or 7.9%, during 2018 as compared to 2017 due primarily to increase in consulting services.

Other (Expense) Income

Interest expense increased by $153,991, or 21.2%, during the nine months ended September 30, 2018 as compared to the same period in 2017 due to issuances of conversion of certain promissory notes.  During the nine months ended September 30, 2018, the Company accrued loss on change in fair value of derivative liability of $2,800,655. During the nine months ended September 30, 2017 there was a loss was $7,789. Gain on change in derivative liability increased by $1,317,269, or 100.0% as compared to the same period in 2017, due to change in market price of the stock.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $7,128,252 for the nine months ended September 30, 2018 and $2,608,267 for the nine months ended September 30, 2017.  The Company also has an accumulated deficit of $22,479,785 and a negative working capital of $5,260,535 as of September 30, 2018, as well as outstanding convertible notes payable of $454,700, before debt discount of $80,542.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 were $230,410 and $1,535,657, respectively.  Cash used in operating activities for the nine months ended September 30, 2018 and 2017 were primarily due to net losses of $7,128,252 and $2,608,267, respectively.  During the nine months ended September 30, 2018, the net loss included significant non-cash expenses of $3,505,927 in stock issued for compensation, $80,542 in amortization of discounts on notes payable, $400,000 in warrants expense, $2,800,655 in derivative expense related to convertible notes payable, $1,198,263 in changes in operating assets and liabilities.  During the nine months ended September 30, 2017, the net loss included significant non-cash expenses of $130,000 in stock issued for services and $156,330 in amortization of discounts on notes payable, $499,196 in warrants expense and $171,800 in changes in operating assets and liabilities.

There was no net cash used in investing activities during the nine months ended September 30, 2018.  Net cash used in investing activities during the nine months ended September 30, 2017 was $708,160 primarily due to the capitalized costs towards the rail cars.

Net cash provided by financing activities for the nine months ended September 30, 2018 amounted to $176,686, which consisted of $225,000 in proceeds from the issuance of convertible notes payable, $8,450 in repayments on related party notes payable and $140,200 in repayments on convertible notes payable. Net cash provided by financing activities for the nine months ended September 30, 2017 was $630,028 which consisted of $19,100 in proceeds from convertible notes payable, $53,344 in repayments on related party notes payable, $145,272 in proceeds from related party notes payable and $421,000 from proceeds from stock purchases.

Description of Indebtedness

For a complete description of our outstanding debt as of September 30, 2018 and December 31, 2017, see Notes 4 and 5 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2018 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, the Company issued shares of its common stock as follows:

·	90,769,617 shares of common stock issued for compensation valued at $3,505,927.

•	10,025,000 shares of common stock issued for services of $230,000.

•	292,052 shares of common stock issued for notes conversion of $192,588.

•	53,000 shares of common stock for cash of $53,000.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

As of September 30, 2018 we are not in default on any of our borrowings.

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

Date: November 16, 2018	Las Vegas Xpress, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: November 16, 2018
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)