Form 10-K
period 2018-12-31
LAS VEGAS XPRESS, INC.
filed 2019-04-15
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number
333-218746

LAS VEGAS XPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9480 South Eastern Ave, Suite 205
Las Vegas, NV  89123
(Address of principal executive offices)

702-583-6715
(Issuer’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X  ] No [  ]

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).  Yes  [  ] No [  ]

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [ ] Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $1,165,297.

Number of outstanding shares of common stock as of April 1, 2019 was 2,665,799,068.

Documents Incorporated by Reference:  None.

LAS VEGAS XPRESS, INC.

LAS VEGAS XPRESS, INC.

PART I

Item 1.  Business

Las Vegas Xpress, Inc. is a Nevada corporation, originally formed as a Utah corporation under the name State Cycle, Inc. on August 7, 1974. We moved the corporation to the state of Nevada and changed our name to X Rail Enterprises, Inc. on November 5, 2015, at which time our primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, we changed our name to Las Vegas Xpress, Inc.

Company Overview

Las Vegas Xpress, Inc. is in the specialty passenger train business and has three operating or in planning stage divisions, The X Train, which will be an excursion railroad between metropolitan areas and resort/casino destinations, X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, a riders membership club for X Train customers.

As used in this filing, references to "the Company," "LVXI", "we", "our," "ours" and "us" refer to Las Vegas Xpress, Inc., and its subsidiaries, unless otherwise indicated.

X Train

The X Train will be an excursion passenger rail service between Los Angeles and Las Vegas. We expect service to begin in early 2020. LVXI plans to have its casino guests ride the exclusive train service and to manage the host activity of its guests throughout their stay in the resort/casino. We anticipate that, in addition to the service between Los Angeles and Las Vegas, future X Train runs will be added in the coming years.

We expect to operate the X Train as an Amtrak train listed on the Amtrak national timetable. Amtrak will provide the locomotives, crew and railcars for the project. X Train will provide a complete bundled package of services including ticket, rooms and transfers to & from the station and weekend events such as access to nightclubs, golf outings and restaurants. It will be scheduled as a Friday through Sunday service with passengers in Los Angeles boarding the train at Union Station and arriving at the station in downtown Las Vegas and leased and operated by the X Train. Only the X Train will be able to use our station in Las Vegas. A typical X Train will carry 11 passenger cars and will include food service and will carry on average, 700 passengers per trip. This number can be increased by adding more cars to the route.

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

To commence commercial service of the Los Angeles to Las Vegas route, we will need to negotiate and secure the necessary rights, equipment and facilities by August 2019. These items include: securing a regularly scheduled train agreement from Amtrak to operate our excursion service on a weekly basis beginning with one round trip train per week and increasing to six round trips per week over the next several years as demand dictates, securing operating rights to run our trains over tracks owned by private railroads, obtaining the capability to operate train equipment safely and in conformity with applicable government regulations, and purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. We expect the X Train to begin running in January 2020.  We will operate as a railroad under Amtrak’s national entitlement common carrier status.

X Wine Railroad

The Company’s X Wine Railroad service from LA Union Station to Santa Barbara California runs on a scheduled basis, once a month on Saturdays, with individual riders (retail) as well as charters for corporate outings and special events (corporate). The X Wine Railroad provides a unique wine tasting experience to riders who take the train aboard special period classic railcars and an excursion to the Los Olivos wine area of Southern California. Over 250 private wineries reside in the area and the X Wine Railroad provides private access to these vineyards on an exclusive basis. Ticket prices are $369 per person, all inclusive. Since February 2017 this train has run once and the Company expects to continue to run this train intermittently, depending on demand. X Wine provides an all-inclusive day trip including a gourmet breakfast, wine tasting in the wineries, wine and cheese lunch at the wineries, and a gourmet dinner on the train's return trip.

Club X Train

Club X Train, which is still in the planning stage, will be a one stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions will all available for members of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway.

We anticipate that when a customer purchases a train ticket on either the X Train (once it commences operations) or any of the X Wine Railroad excursions, such tickets will include enrollment in our Club X membership club. Members will receive points from each excursion they ride and will be provided discounts on products and services we provide. The more they ride, the more points they will receive. Club X train will be the customer's ticket within Vegas for access to nightclubs, hosted bottle service, pool parties, gentlemen's clubs and the Club X Train Crawl: a high end to visiting three nightclubs in one night. Customers will outline their desired plan for the evening and Club X Train will take care of arranging all the details.  We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be January 2020.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this filing. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

Where You Can Find Us

The company website is www.xrailentertainment.com and our booking website is www.vegasxtrain.com. The X Wine Railroad site is www.winerailroad.com The Club X Train website is www.clubxtrain.com. The contents of these websites are not incorporated into this filing.  X Train Vacations, is a licensed IATAN travel agency, owned by Las Vegas Xpress, Inc.

The Company’s common stock is currently quoted on the OTC Pink under the symbol “LVXI”.

The Company maintains offices at 9480 South Eastern Avenue, Suite 205, Las Vegas, Nevada 89123.

Plan of Operations

The X Train

On February 11, 2016, the Company entered into share exchange agreements with some shareholders of Las Vegas Railway Express, Inc. ("Las Vegas Rail"). Las Vegas Rail had developed a brand identity in its development of a passenger train service from Los Angeles to Las Vegas, called the X Train. Las Vegas Xpress, Inc. was formed to enter into an agreement with selected shareholders of Las Vegas Rail to exchange the stock of the Company for certain shares of Las Vegas Rail. In addition, the Company executed a license agreement with XTRN to pay a royalty of 5% of the gross revenues generated by the Company's operation of the X Train brand services including the operating name of Las Vegas Railway Express. Accordingly the Company owns the right to use Las Vegas Railway Express and the X Train brand and logo, which it acquired under the license agreement.

Under the licensing agreement Las Vegas Xpress, Inc. operates an excursion passenger rail service also known as the X Train that will run between Los Angeles and Las Vegas. Service is expected to begin in 2020. The Company plans to have its casino guests ride this exclusive train service and manage a host of activities for its guests throughout their stay in the resorts and casinos in Las Vegas.

Accordingly, the Company plans to operate an excursion passenger rail service between Los Angeles and Las Vegas. The service will operate as an Amtrak train on the Union Pacific Railroad, BNSF railroad and Metrolink railroad under Amtrak's access entitlement. The X Train will be stored in Amtrak's 8th Street yard in Los Angeles and the consist will be assembled there by Amtrak switching engines. Each consist will be made up eleven Amtrak passenger railcars deployed specifically for this service. Each railcar will be retrofitted with a Las Vegas motif. Each train will consist of 11 railcars with a total capacity of approximately 444 passengers.

Arrival into Las Vegas is planned to be at the train station in downtown Las Vegas at the Plaza Hotel.

At arrival, passengers will disembark the rail cars and immediately board a limo or tour bus provided by Greyhound under an agreement with them to take them to the property where they are staying. All accommodations and activities planned for the weekend stay will be booked via the X Train booking center in Las Vegas, Club X. Weekend VIP and club hop services will be coordinated through our Club X service (www.clubxtrain.com)  for niteclub and outings. Passengers will be picked up at their hotels on Sunday at noon for a 2 pm departure back to Los Angeles Union Station where the weekend experience is concluded.

The Company also owns a licensed IATIA travel agency, X Train Vacations which books rail excursions for other passenger railroads in the United States of America. X Train Vacations is considered as a part of the Las Vegas Railway Express division.

The specific steps, estimated costs and expected timeline for operation of our X Train service are as follows:

September 2019 – December 2019: Rail realignment on station property to accommodate the X Train station – Cost - $1 million

September 2019 – December 2019: Training of Amtrak crews for certification of the new route between Dagget, Ca. & Las Vegas - $650,000

September 2019 – January 2020: Beta test runs on route $750,000

July 2019 – October 2019: Procurement of passenger rail cars for service

January 2020: First run at one per week.

 The X Wine Railroad

The Company’s X Wine Railroad service from LA Union Station to Santa Barbara California ran regularly on a monthly basis from February 2017 to December 2017. The X Wine Railroad was not operational in 2018, but the Company plans to continue to run the train service in 2019 depending on demand, as discussed above.

Club X Train

Club X Train will be a one stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions are all available as a member of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway. Club X Train has the best Las Vegas deals and specials, too.

We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be January 2020. As such commencement of the Club X Train will require the same steps and costs as commencement of the X Train, as set forth above.

Our Competitive Strengths
We have developed a business model that focuses on leisure travelers between Los Angeles and Las Vegas.  We believe the following strengths will allow us to maintain a competitive advantage in the market we serve:

Large Untapped Market of 12 Million Drivers.  There has been no regular passenger rail service between the Los Angeles and Las Vegas areas for over 20 years. The only major highway between Los Angeles and Las Vegas is Interstate 15 (“I-15”). Of the more than 12,000,000 annual visitors from the Southern California/Los Angeles market, 94% use automobile transportation to Las Vegas via this corridor every year. We only need to capture 28,000 of these drivers (approximately 0.025 % of the total marketplace) to meet our plan on an operating basis.  As the LA population grows, so will the traffic on this highway; the forecast for traffic on I-15 is expected to be 17 million passengers by 2030. Congestion on I-15 is increasing, with motor vehicle travelers experiencing substantial delays during peak travel times (e.g., generally over 6 hours of drive time on Friday and Sunday afternoons). With increasing gasoline costs, increasingly restrictive highway capacity, and reduced air travel from LA to Las Vegas, a rail transportation product - with both First Class and Coach – should be an attractive and viable alternative. Our trains will offer a service that will set us apart from other travel options by extending our customers’ “Las Vegas” experience while en route.

“Las Vegas Style” Service. The focus of our approach is to create a unique, Vegas class, “must see” mode of travel that not only serves the functional purpose of transporting passengers to Las Vegas, but also integrates seamlessly into the traditional and iconic Las Vegas experience. To accomplish this goal, our award winning team of design professionals and staff has assembled an on-board product reflective of the “Las Vegas” theme, which is comprised of a comfortable, fun, upscale and provocative atmosphere with multiple on-board amenities. Each train ticket entitles a passenger to an assigned seat with a high-quality meal and an alcoholic beverage.
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
Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2.  Properties.

We lease approximately 2,066 square feet of general office space in premises located at 9480 S. Eastern Ave. Las Vegas, Nevada. Our lease for this space expires on February 28, 2020 and our monthly rent is $3,642.

Item 3.  Legal Proceedings.

We are not party to any material legal proceedings.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink under the symbol "LVXI".   The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended December 31, 2018:	High	Low
Quarter Ended March 31, 2018	$85	$9
Quarter Ended June 30, 2018	$22	$3.50
Quarter Ended September 30, 2018	$4.50	$0.04
Quarter Ended December 31, 2018	$0.23	$0.001

Year Ended December 31, 2017:	High	Low
Quarter Ended March 31, 2017	$29,250	$15,000
Quarter Ended June 30, 2017	$19,550	$600
Quarter Ended September 30, 2017	$1,250	$200
Quarter Ended December 31, 2017	$250	$50

 Number of Stockholders

As of December 31, 2018, there were 585 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6.  Selected Financial Data

Not applicable.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements.  In addition, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.  We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters.  Results of operations in any past period should not be considered indicative of results to be expected in future periods.  Fluctuations in operating results may result in fluctuations in the price of our securities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following are the results of our continuing operations for the year ended December 31, 2018 compared to the year ended December 31, 2017:

	Years ended
	December 31,	December 31,
	2018	2017	$ Change	% Change

Revenues	$13,145	$52,354	$(39,209)	-74.9%
Cost of sales	(8,754)	(61,638)	52,884	-85.8%
Gross profit (loss)	4,391	(9,284)	13,675	-147.3%

Operating Expenses:
Compensation and payroll taxes	$5,715,918	$3,578,749	$2,137,169	59.7%
Selling, general and administrative	347,095	374,970	(27,875)	-7.4%
Professional fees	987,197	899,983	87,214	9.7%
Total expenses	7,050,210	4,853,702	2,196,508	45.3%

Loss from operations	(7,045,819)	(4,862,986)	(2,182,833)	44.9%

Other income (expense)
Excess derivative liability expense	(518,786)	-	(518,786)	-100.0%
Loss on disposition of assets	-	(629,270)	629,270	100.0%
Interest expense	(958,799)	(1,185,989)	227,190	-19.2%
Loss (gain) on change in derivative liability	1,054,988	(707,127)	1,762,115	-249.2%
Total other income (expense)	(422,596)	(2,522,386)	2,099,790	-83.2%

Net income (loss) from operations before provision for income taxes	(7,468,415)	(7,385,372)	(83,043)	1.1%
Provision for income taxes	-	-	-	-
Net income (loss)	$(7,468,415)	$(7,385,372)	$(83,043)	1.1%

Revenue

During the years ended December 31, 2018 and 2017, the Company generated some revenue from operating the wine train in Santa Barbara, CA. The revenue decreased by $39,209 by December 31, 2018, due to fewer runs in 2018.

Operating Expenses

Compensation and payroll taxes increased by $2,137,169, or 59.7%, during the year ended December 31, 2018 as compared to 2017.  The increase in compensation expense in the current year is due primarily to significant stock issuances to officers and directors as compensation in stock instead of cash for accrued salaries. Selling, general and administrative expenses decreased by $27,875, or 7.4%, during the year ended December 31, 2018 as compared to the same period in 2017 primarily due to lower office, marketing and advertising expenses.  We had an increase in our professional fee expenses during the year ended December 31, 2018 of $87,034, or 9.7%, due primarily to legal, consulting and accounting services.

Other (Expense) Income

Interest expense decreased by $227,190, or 19.2% during the year ended December 31, 2018 as compared to the year ended December 31, 2017.  The decrease is due primarily to change in derivative liability and conversion of interest to shares of common stock.

The change in fair value of derivative liability amounted to a gain of $1,054,988 for the year ended December 31, 2018 as a result of new convertible debt.  The gain was primarily due to the decrease in value of derivative liabilities outstanding during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $7,468,415 and $7,385,372 for the years ended December 31, 2018 and 2017, respectively.  The Company also has an accumulated deficit of $22,819,948 and negative working capital of $3,437,200 as of December 31, 2018, as well as outstanding convertible notes payable of $464,112 before debt discount of $65,001.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

We believe that the successful growth and operation of our business is dependent upon our ability to do the following:

●	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and

●	manage or control working capital requirements by controlling operating expenses.

Management is attempting to raise additional equity and debt to sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows

Net cash used in operating activities for the years ended December 31, 2018 and 2017 were $315,886 and $1,247,369, respectively.  Cash used in operating activities for the years ended December 31, 2018 and 2017 were primarily due to net losses of $7,468,145 and $7,385,372, respectively.  During the year ended December 31, 2018, the net loss included significant non-cash expenses of $5,155,928 for stock issued for compensation, $548,110 in amortization debt discount expense on notes payable, $410,000 for stock issued for services, $795,183 for warrant expense associated with convertible promissory notes, $1,969,024 for change in value of derivative liability related to convertible notes payable and $1,858,827 in accounts payable and accrued expenses. During the year ended December 31, 2017, the net loss included significant non-cash expenses of $280,150 in stock issued for services , $3,050,000 for the stock compensation, $354,087 in changes in operating assets and liabilities and $48,047 in debt discount interest expenses, $629,270 in loss on impairment of assets and change in derivative liability of $707,127.

There was no cash used in investing activities during the year ended December 31, 2018 and 2017.

Net cash provided by financing activities for the year ended December 31, 2018 amounted to $256,053 which consisted of $53,000 in proceeds from the sale of common stock and $252,616 in proceeds from the issuance of convertible notes payable during the year, $159,160 in proceeds from the issuance of related party notes payable. There was repayment of $47,350 towards related party notes payable and $158,404 towards convertible notes payable.

Net cash provided by financing activities for the year ended December 31, 2017 was $1,102,184, which consisted of $498,940 from proceeds from sale of shares of common stock, $180,000 from exercise of warrant, $369,900 from proceeds from convertible notes payable and $83,672 from proceeds from related parties notes payable and $30,328 in repayments on related party notes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Las Vegas Xpress, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Las Vegas Xpress, Inc., (the “Company”) as of December 31, 2018 and 2017, the related statement of operations, stockholders’ deficit, and cash flows for the years then ended December 31, 2018 and 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the result of its operations and its cash flows for the year then ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, and has not yet generated net income from operations. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Farmington, Utah
April 15, 2019

Item 8.  Financial Statements and Supplementary Data.

LAS VEGAS XPRESS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017

Assets

Current assets
Cash	$3,088	$56,983
Deposits	-	235
Total current assets	3,088	57,218

Property and equipment, net	-	125,000

Total assets	$3,088	$182,218

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$57,037	$44,117
Accrued expenses	2,151,867	305,961
Unearned revenue	1,516	3,042
Notes payable to related parties	490,963	379,153
Notes payable	2,969	-
Convertible notes payable (net of debt discount of $65,001 and $324,121, respectively)	399,111	45,779
Derivative liability	336,825	1,787,063
Total current liabilities	3,440,288	2,565,115
Total liabilities	3,440,288	2,565,115

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,800 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 742,331,965 and 118,049 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	7,423	1
Additional paid-in capital	19,375,323	12,968,634
Accumulated (deficit)	(22,819,948)	(15,351,533)
Total stockholders' equity (deficit)	(3,437,201)	(2,382,897)
Total liabilities and stockholders' equity (deficit)	$3,088	$182,218

See accompanying notes to these audited financial statements

LAS VEGAS XPRESS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Revenues	$13,145	$52,354
Cost of sales	(8,754)	(61,638)
Gross profit (loss)	4,391	(9,284)

Operating Expenses:
Compensation and payroll taxes	5,715,918	$3,578,749
Selling, general and administrative	347,095	374,970
Professional fees	987,197	899,983
Total expenses	7,050,210	4,853,702

Loss from operations	(7,045,819)	(4,862,986)

Other income (expense)
Excess derivative liability expense	(518,786)
Loss on disposition of assets	-	(629,270)
Interest expense	(958,799)	(1,185,989)
Gain (loss) on change in derivative liability	1,054,988	(707,127)
Total other income (expense)	(422,596)	(2,522,386)

Net income (loss) from operations before provision for income taxes	(7,468,415)	(7,385,372)
Provision for income taxes	-	-
Net income (loss)	$(7,468,415)	$(7,385,372)

Net income (loss) per share, basic and diluted	(0.056)	(126.34)

Weighted average number of common shares outstanding, basic and diluted	132,796,729	58,457

See accompanying notes to these audited financial statements

LAS VEGAS XPRESS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2016	41,671	$0	98,798	$1	$8,286,593	$(7,966,161)	$320,434

Stock issued for services	3,292	0	-	-	280,150	-	280,150
Stock issued for notes and interest conversion	16,037	0	-	-	672,952	-	672,952
Stock issued for cash and warrants	3,436	0	-	-	498,940	-	498,940
Stock issued for compensation	53,000	1	4	-	3,049,999		3,050,000
Stock issued for warrant exercise	240	0	-	-	180,000	-	180,000
Stock issued for shares exchange	377	0	-	-	-		0
Stock cancelled	(3)	(0)	(2)	-	(0)	-	(0)
Net loss	-	-	-	-	-	(7,385,372)	(7,385,372)
Balance December 31, 2017	118,802	$1	98,800	$1	$12,967,731	$(15,351,532)	$(2,383,800)

Stock issued for compensation	640,769,617	6,408	-	-	5,149,520	-	5,155,928
Stock issued for cash	53,000	1	-	-	52,999	-	53,000
Stock issued for services	70,025,000	700	-	-	409,300	-	410,000
Stock issued for notes and interest conversion	31,365,546	314	-	-	395,773	-	396,087
Warrants expense	-	-			400,000	-	400,000
Stock split adjustment	-	-				-	-
Net loss	-	-	-	-	-	(7,468,415)	(7,468,415)
Balance December 31, 2018	742,331,965	$7,423	98,800	$1	$19,375,323	$(22,819,947)	$(3,437,201)

See accompanying notes to these audited financial statements

LAS VEGAS XPRESS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(7,468,415)	$(7,385,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on notes payable	548,110	48,047
Common stock issued for services	410,000	280,150
Common stock issued for compensation	5,155,928	3,050,000
Change in value of derivative liability related to convertible note payable	(1,969,024)	1,069,322
Excess derivative liability expense	229,796	707,127
Loss on impairmnets of assets	125,000	629,270
Issuance of warrants	795,183	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,858,827	351,280
Unearned revenue	(1,526)	3,042
Deposits and prepaid expense	235	(235)
Net cash used in operating activities	(315,886)	(1,247,369)

Cash flows from investing activities
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Repayments on convertible notes payable	(158,404)	-
Proceeds from convertible notes payable	252,616	369,900
Repayments on related party notes payable	(47,350)	(30,328)
Proceeds from related party notes payable	159,160	83,672
Repayments on notes payable	2,969	-
Proceeds from exercise of warrant	-	180,000
Proceeds from stock purchases	53,000	498,940
Net cash provided by financing activities	261,991	1,102,184

Net change in cash	(53,895)	(145,185)
Cash, beginning of the period	56,983	202,169
Cash, end of the period	$3,088	$56,983

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	396,087	672,952
Debt discount on convertible notes	455,536	372,168

See accompanying notes to these audited financial statements

LAS VEGAS XPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(1)  Description of Business:

Las Vegas Xpress, Inc. is a Nevada corporation, originally formed as a Utah corporation under the name State Cycle, Inc. on August 7, 1974. We moved the corporation to the state of Nevada and changed our name to X Rail Enterprises, Inc. on November 5, 2015, at which time our primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, we changed our name to Las Vegas Xpress, Inc.

Las Vegas Xpress, Inc. is in the specialty passenger train business and has three operating divisions, The X Train, which will be an excursion railroad between metropolitan areas and resort/casino destinations, X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, a riders’ membership club for X Train customers.

(2)  Summary of Significant Accounting Policies:

Basis of Financial Statement Presentation:

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $7,468,415 for the year ended December 31, 2018.  The Company also has an accumulated deficit of $22,819,948, and a negative working capital of $3,437,200 as of December 31, 2018, as well as outstanding convertible notes payable of $464,112, before debt discount of $65,001 and accrued interest of $1,020,804.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition:

Revenues are recognized based on accrual accounting in accordance with ASC 606. “Revenues from Contracts with Customers”. The Company recognizes revenues when earned, regardless of the timing of cash receipts. The revenues are considered earned when the Company has met its obligation to be entitled to the benefits represented by the revenue. All deposits or advance payments for future months are classified as unearned revenues and are recognized as revenue only when the revenue producing event has occurred.

Risks and Uncertainties:

The Company operates in an industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the inability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company’s operations.

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

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements. As of December 31, 2018, we wrote off the rail cars on the balance sheet at $125,000 with no accumulated depreciation. The rail cars require substantial investment to retrofit and are not going to be in service in the nearest future.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company’s management believes there has been no impairment of its long-lived assets during the years ended December 31, 2018, or 2017.  There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue.  Either of these could result in future impairment of long-lived assets.
Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the years ended December 31, 2018 and 2017 as the amounts are anti-dilutive.  As of December 31, 2018 and 2017, the Company had no outstanding options.  As of December 31, 2018 and 2017, the Company also had convertible debt that is convertible into 17,764,992 and 7,834 shares, respectively, of common stock which was excluded from the computation.  As of December 31, 2018 and 2017, the Company had 3,426 and 2,996 outstanding warrants, respectively, which were also excluded from the computation because they were anti-dilutive.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of December 31, 2018, and December 31, 2017, the Company has not established a liability for uncertain tax positions.

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

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

(3)  Property and Equipment:

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017

Rail cars (not in service)	$-	$125,000
Less: accumulated depreciation	-	-

	$-	$125,000

The Company write off rail cars as of December, 31, 2018, as there was not plans of putting the cars into operation in the nearest future indicators of impairment exist for the recorded assets.

(4)  Related Party Notes payable:

A summary of outstanding notes payable is as follows:

	December 31,	December 31,
	2018	2017

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$41,810	$49,910

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	24,101	39,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	53,994	74,044

Promissory note, dated September 30, 2015, bearing no interest, payable on demand	308,814	154,998

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	53,700

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	7,400

	$ $ 490,963	$379,153

(5)  Convertible Notes Payable:

A description of outstanding convertible notes payable is as follows:

East Shore Equities LLC
On June 2, 2017, the Company entered into a convertible note agreement with East Shore Equities LLC for total principal borrowings of $19,100.  The amounts are due on June 2, 2018, and bear interest at a rate of 4% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 60% of the average of the lowest closing trading price during the 45 trading day period prior to the conversion election date. The interest expense for the year ended December 31, 2018 is $1,209 and $445 for 2017.

Cardio Infrared Technologies, Inc.
On September 30, 2017, the Company entered into a convertible note agreement with Cardio Infrared Technologies, Inc. for total principal borrowings of $49,800.  The amounts are due on demand, and bear interest at a rate of 10% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 65% of the average of the lowest trading price during the 20 trading day period prior to the conversion election date.  The balance of the note was $12,000 as of December 31, 2018. The interest expense for the year ended December 31, 2018 is $302 and $1,028 for 2017 and the derivative liability of $3,231 as of December 31, 2018.

EMA Financial, LLC
On November 27, 2017, we entered into a securities purchase agreement (the “November 2017 Purchase Agreement”), dated as of November 27, 2017 (the “Closing Date”), with EMA Financial, LLC (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $85,000 of Convertible Notes for an aggregate purchase price of $79,990 (the “November 2017 Notes”). The November 2017 Notes 12% original issue discount. Net proceeds from the sale of the November 2017 Notes were $76,500, which have been used for general corporate purposes.

The November 2017 Notes bear interest at a rate of 12.0% per annum, payable in arrears on the maturity date of November 27, 2018 (the “Maturity Date”). The note is currently in default and the interest rate is increased to 24% per annum. The November 2017 Notes are convertible into shares of Common Stock, as of the earlier of June 1, 2018 or the effectiveness of a registration statement to register the resale of the shares of Common Stock issuable upon conversion of the November 2017 Notes (the “Registration Statement”), at a conversion price equal to the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower (“Conversion Date”).

The interest expense for the year ended December 31, 2018 is $2,174 and $950 for 2017. The derivative liability is $49,982 as of December 31, 2018.

Auctus Fund, LLC
On December 20, 2017, the Company entered into a convertible note agreement with Auctus Fund, LLC for total principal borrowings of $112,000.  The amounts are due nine months after the issuance of the note on September 20, 2018, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 50% of the lowest closing trading price during the 25 trading day period prior to the conversion election date.  The interest expense for the year ended December 31, 2018 is $13,846 and $405 for 2017. The derivative liability is $56,000 as of December 31, 2018.

L2 Capital, LLC
On April 17, 2018, the Company entered into a convertible note agreement with L2 Capital, LLC for total principal borrowings of $75,000.  The amounts are due six months after the issuance of the note on October 17, 2018, and bear interest at a rate of 8% per annum. The note is currently in default and the interest rate is increased to 24% per annum. This note is being issued by the borrower to the holder as a commitment fee, pursuant to that certain $2,000,000 equity purchase agreement. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to $15.  The interest expense for the year ended December 31, 2018 is $4,241 and $0 for 2017.

Albee There Too
On April 20, 2018, the Company entered into a convertible note agreement with Albee There Too, LP for total principal borrowings of $50,000.  The amounts are due twelve months after the issuance of the note on April 19, 2019, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 50% of the average closing trading price during the 10 trading day period prior to the conversion election date.  The unamortized portion of debt as of December 31, 2018 is $34,931with day-one discount of $50,000 and the interest expense for the year ended December 31, 2018 is $4,191 and $0 for 2017. The derivative liability is $105,287 as of December 31, 2018.

BGR Government Affairs, LLC
On April 30, 2018, the Company entered into a convertible note agreement with BGR Government Affairs, LLC for total principal borrowings of $50,000.  The amounts are due twelve months after the issuance of the note on April 30, 2019, and bear interest at a rate of 12% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 50% of the average closing trading price during the 10 trading day period prior to the conversion election date.  The unamortized portion of debt as of December 31, 2018 is $33,562 with the day-one discount of $50,000 and the interest expense for the year ended December 31, 2018 is $4,027 and $0 for 2017. The derivative liability is $62,992 as of December 31, 2018.

GPL Ventures LLC
On January 5, 2018, the Company entered into a convertible note agreement with GPL Ventures LLC for total principal borrowings of $150,000.  The amounts are due six months after the issuance of the note on July 5, 2018, and bear interest at a rate of 10% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 75% of the average of the five lowest closing trading prices during the 10 trading day period prior to the conversion election date.  On November 16, 2018, GPL converted $112,384 of the note and $12,616 of accrued interest into 4,306,632 shares of common stock. The interest expense for the year ended December 31, 2018 is $564 and $0 for 2017. The derivative liability is $7,941 as of December 31, 2018.

Power Up Lending Group LTD
On November 14, 2018, the Company entered into a convertible note agreement with Power Up Lending Group LTD for total principal borrowings of $40,000.  The amounts are due nine months after the issuance of the note on August 30, 2019, and bear interest at a rate of 14% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 55% of the lowest closing trading price during the 25 trading day period prior to the conversion election date.  The unamortized portion of debt as of December 31, 2018 is $13,479 with day-one discount of $26,521 and the interest expense for the year ended December 31, 2018 is $721 and $0 for 2017. The derivative liability is $77,576 as of December 31, 2018.

The following summarizes the book value of the convertible notes payable outstanding as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date.	19,100	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion.	12,000	40,800

Promissory note, dated November 1, 2017, bearing interest of 12% annually, payable on August 10, 2018, convertible to common stock at a discount of 42% of the lowest common stock at a discount of 42% of the lowest two traded prices of the common stock during the 15 trading days prior to the conversion date.	-	45,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900 , bearing interestof 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date	68,396	85,000

Promissory note, dated December 18, 2017, bearing interest of 12% annually, payable within a year convertible at a conversion rate equal to 50% of the lowest of: (i) the lowest trading price during the twenty trading days prior to the conversion, or (ii) the lowest trading price during the 20 trading days preceding the date of this note	-	40,000

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowesttwo traded prices of the common stock during the 25 trading days prior to the conversion date.	112,000	112,000

Promissory note, dated December 21, 2017, bearing interest of 12% annually, payable on September 30, 2018, convertible to common stock at a discount of 49% of the lowest two traded prices of the common stock during the 30 trading days prior to the conversion date.	-	28,000

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2019, convertible to common stock at $15	75,000	-

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	-

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the averageclosing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	-

Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018, convertible to common stock at a discount of 25% of the average of 5 lowest traded prices of the common stock during the 10 trading days prior to the conversion date.	37,616	-

Promissory note, dated November 14, 2018, bearing interest of 14% annually, payable on August 30, 2019, convertible to common stock at a discount of 45% of the one lowest traded price of the common stock during the 25 trading days prior to the conversion date.	40,000	-

Convertible notes before debt discount	464,112	369,900

Less debt discount	(65,001)	(324,121)

Total outstanding convertible notes payable	$399,111	45,779

(6)  Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires on February 28, 2020.  The rental agreement includes common area maintenance, property taxes and insurance.

Future annual minimum payments under these operating leases are as follows:

Years ended

December 31, 2019	29,640
December 31, 2020	5,928
Total	$35,568

Rental expense under operating leases for the years ended December 31, 2018 and 2017 was $39,618 and $52,954, respectively.

Litigation

We are not party to any material legal proceedings.

(7)  Derivative Instruments:

The Company has certain notes payable with elements that qualify as derivatives. The notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The derivative liability, as it relates to the different instruments, is shown in the following table:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	Conversion Feature	Conversion Feature
	of	of
	Notes Payable	Notes Payable

Beginning balance, January 1	1,787,063	-
Additional issuances	288,990	1,079,936
Change in value of derivative liability	(1,969,024)	-
Excess derivative liability expense	229,796	707,127
Ending balance	$336,825	$1,787,063

The derivative liability was valued using the Black-Scholes method with the following inputs:

Year Ended
December 31, 2018

Expected life in years	0.1 - 0.66 years
Stock price volatility	521.4% - 1,169.3%
Discount rate	0.12%
Expected dividends	None
Forfeiture rate	0%

(8)  Equity:

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock and 1,000,000 shares of preferred A (each share convertible on one for one base for common stock, no voting rights), 10,000 shares of preferred A-2 convertible into four times the sum of all shares of common stock issued and outstanding with the same voting rights), 1,000,000 shares of preferred B (each share converted into 10 shares of common stock and has 10 votes for any election) and 1,000 shares of preferred C class (each share is not convertible and has voting rights equal to four time the sum of total common stock shares issued and outstanding plus the total number of series B, A and A-2 that are issued and outstanding.  The increase in authorized shares of common stock from 500,000,000 to 1,000,000,000 was approved by the shareholders and Board of Directors on September 27, 2017. The increase from 1,000,000,000 to 3,000,000,000 shares was effective December 12, 2017, the increase from 3,000,000,000 to 5,000,000,000 shares was effective March 21, 2018 and the increase from 5,000,000,000 to 10,000,000,000 was effective May 17, 2018.

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

During the year ended December 31, 2018, the Company issued an aggregate of 31,365,546 shares of common stock for the conversion of $396,087 in convertible notes payable and associated interest.  During the year ended December 31, 2017, the Company issued an aggregate of 16,037 shares of common stock for the conversion of $672,952 of convertible notes and associated interest at the rate of $0.01 per share.

During the year ended December 31, 2018, the Company issued an aggregate of 640,769,617 shares of common stock as directors’ and employee compensation for a total of $5,155,928 in compensation.   During the year ended December 31, 2017, the Company issued 53,000 shares of common stock as employee and directors’ compensation for a total of $3,050,000.

During the years ended December 31, 2018 and 2017, the Company issued 0 and 240 shares of common stock, respectively, for the exercise of warrants.

During the year ended December 31, 2018, the Company sold an aggregate total of 53,000 shares of common stock for total proceeds of $53,000.  During the year ended December 31, 2017, the Company issued an aggregate 3,436 shares of common stock for total proceeds of $498,940.

During the year ended December 31, 2018 and 2017, the Company issued 70,025,000 and 3,292 shares of common stock for the services, respectively.

During the year ended December 31, 2018 and 2017, the Company issued 0 and 377 shares of common stock for share exchange with certain shareholders of Las Vegas Railway Express, Inc. (LVRE), respectively, as additional consideration for the acquisition of certain rights, rail cars and other assets. The assets acquired were valued at historical cost to Las Vegas Railway Express, Inc., as a non-cash transaction between related parties.

Warrants

During the year ended December 31, 2018, the Company issued 430 warrants in connection with the convertible notes issued in April 2018 to BGR Government Affairs and L2 Capital, LLC. The warrants were valued at the market price on issuance day. During the year ended December 31, 2017, the Company issued 1,436 shares of common stock valued at $128,486 in warrants which were issued in connection with stock purchase agreements and included in proceeds from issuance common shares and warrants.

The following summarizes the Company's warrant activity during the years ended December 31, 2018 and 2017:

Warrants
Outstanding - December 31, 2016	1,800

Granted	1,436
Exercised	(240)
Cancelled	-
Outstanding - December 31, 2017	2,996

Granted	430
Exercised	-
Cancelled	-
Outstanding - December 31, 2018	3,426

Variables	Values
Stock price	$0.1000
Exercise Price	$580.10
Term	1.16-2.33 years
Risk Free Rate	0.25%
Volatility	903.2% - 678.3%

(9)  Income Taxes:

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2018 and 2017, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities.  The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2018 or 2017.  The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $7.6 million, which may be available to offset future taxable income for tax purposes.  This carry forward may be limited upon the ownership change under IRC Section 382.

The Components of the deferred tax asset at December 31, 2018 and 2017 are as follows:
	2018	2017
Net Operating loss carry forward	$1,205,000	$1,346,000

Derivative expense	-	375,000

Total	1,205,000	1,721,000

Valuation allowance	(1,205,000)	(1,721,000)

Total Deferred tax asset	$-	$-

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal Statutory rate to pretax loss for 2018:

2018

Pretax loss at Federal Statutory rate of 21%	$2,615,000

Non-deductable differences (stock based compensation)	(1,082,745)

Change in valuation allowance	(983,105)

Effect of change in federal tax rates due to newly enacted tax statues	(549,150)

Net tax expense (benefit)	$-

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal statutory rates to pretax loss for 2017:
2017

Pretax loss at Federal Statutory rate of 35%	$2,585,000

Non-deductable differences (stock based compensation)	(1,166,000)

Change in valuation allowance	(851,000)

Effect of change in federal tax rates due to newly enacted tax statues	(568,000)

Net tax expense (benefit)	$-

The following tax years are open for examination by the Internal Revenue Service: 2015-2018.

(11)  Related-Party Transactions:

Michael A. Barron, the CEO of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company was indebted to Allegheny by certain promissory notes with 10% monthly interest.   As of December 31, 2018, the balance of the note dated December 15, 2015 was $24,101 and the note dated September 30, 2017 was $59,044.

Dianne David, the Company’s Director -Sales, is the spouse of the CEO, Michael A. Barron and as of December 15, 2015 holds a promissory note with 10% monthly interest and as of December 31, 2018 the principal balance is $53,994.

Wanda Witoslawski, the CFO of the Company, holds a promissory note dated December 15, 2015 of $49,910 and promissory note dated September 30, 2017 of $18,400. The balances as of December 31, 2018 are $41,810 and $3,200, respectively.

Las Vegas Railway Express, Inc. holds promissory note with no interest, payable on demand. Balance as of December 31, 2018 was $308,814.

(12)  Subsequent Events

During the three months ended March 31, 2019, the Company issued 1,025,758,503 shares of common stock for conversion of promissory notes and interest in the amount of $120,525.

On March 26, 2018, the Company issued 775,000,000 shares of common stock for compensation.

In April 2019, the Company issued 120,708,600 shares of common stock for conversion of promissory note in the amount of $4,908.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as December 31, 2018.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2018 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO - 2013). Based on this evaluation, management concluded that, as of December 31, 2018, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Michael A. Barron	68	Chairman of the Board of Directors, Chief Executive Officer

Louis M. Schillinger	68	Director

Wanda Witoslawski	54	Chief Financial Officer

Joseph Cosio-Barron	70	President

John McPherson	69	Director

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

Michael A. Barron – Chairman and Chief Executive Officer

Michael Barron has been our Chairman and Chief Executive Officer since December 2015 and previously served as President and Chief Executive Officer of Las Vegas Railway Express, Inc. from 2010 to 2015. Mr. Barron has been a developer of new business Entertainment for nearly 30 years. Mr. Barron began his career in 1971 where he was the Senior Planner for the City of Monterey and was the HUD liaison for the City's downtown redevelopment project. He master planned the city's redevelopment of famous Cannery Row, Fisherman's Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron was the founder of Citidata, the first electronic provider of computerized real estate multiple listing service (MLS) information in the nation from 1975 to 1979. Citidata became the nation's largest provider of electronic real estate information and was sold to Moore Industries in 1979. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world's largest repository of real estate property information - Experian. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). The company was publicly traded and maintained a market capitalization of $500 million. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. He later went on to serve as CEO for publicly traded Shearson Home Loans, a $1.3 billion mortgage bank licensed in 33 states with 237 offices and 1,450 employees.  He founded Liberty Capital, a publicly traded real estate asset management company with a portfolio of mortgages and real estate valued at over $100 million based in Las Vegas, Nevada. Mr. Barron holds a B.S. degree from California Polytechnic University and he was accepted into the MBA program at UCLA, where he has yet to complete his degree. Mr. Barron has received numerous awards throughout his career including the American Institute of Planners National Award for historic building preservation, National Association of Realtors award for Best New Product of the Year for video conferencing of mortgages in real estate offices. He is a regular speaker at UNLV in the rail engineering program.

Wanda Witoslawski - Chief Financial Officer

Ms. Witoslawski has served in progressively responsible financial positions for public companies over the past twelve years. She served as Controller for Ocean West Enterprises until its acquisition by Shearson Home Loans in 2005 where she managed the accounting function for a staff of 1,350 employees and $200mm credit facility. Upon Shearson’s exit from mortgage banking in 2007, she joined the principals Mr. Barron and Mr. Cosio-Barron as Controller at Liberty Capital Asset Management, an investor in acquiring defaulted mortgage pools. In this capacity, she was in charge of managing public accounting documents for SEC filings and the financial supervision over the liquidation of over 4,000 mortgage loans the company had acquired. Ms. Witoslawski became Controller of Las Vegas Railway Express in 2010 and later was promoted to CFO when the company became public. OTC:PK:URAL. In this capacity she managed all of the compliance and reporting requirements of the public company. She has served as the CFO and principal shareholder in Las Vegas Xpress, Inc., a fully reporting public company which operates passenger train excursions such as the X Wine Railroad www.xwinerailroad.com. She is currently the CFO for United Rail Inc., a consolidator of short line railroads and passenger excursion rail cars. Ms. Witoslawski is a graduate from Gdansk University in Gdansk, Poland and has a Masters’ Degree in economics.

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

Louis Schillinger – Director

Mr. Schillinger has been a Director of Las Vegas Xpress, Inc. since 2015 and since 1993, has been the Founder, President & CEO of United Shortline Insurance Services Inc. (USI). United Shortline has been serving the rail industry with innovative and railroad responsive insurance products for the past 26 years. Mr. Schillinger has devoted his entire thirty+ professional career to the insurance industry. In 1985, shortly after the deregulation of the U.S. railroad industry, Mr. Schillinger's agency began to produce unique Railroad Industry Liability and Property coverage's to the growing Shortline and Regional Railroad Industry throughout North America. He was responsible for developing the policy language, current rating structure, underwriting guide, claims manual, and has reviewed and underwritten both alone and with various consulting underwriters, virtually every shortline and regional railroad in America during the last 25 years. United Shortline Insurance Services, Inc. is the largest Managing General Agency providing insurance to over 30% of the Railroad Industry and is credited with establishing and maintaining the only fully admitted Railroad Liability Program in the country since 1994. In 2001, USI and Marsh, Inc. combined to develop a certified safety program to the ASLRRA and became the first "endorsed" liability insurance product in the ASLRRA's history. Mr. Schillinger has been awarded the exclusive marketing contract for Class I railroads Railroad Protective Program from Hudson Insurance Company in 2007. Mr. Schillinger has conducted Railroad Liability seminars for agents, legislators, industry groups, and client railroads throughout the country. In addition Mr. Schillinger has had the privilege of presenting a Small Business Curriculum for a portion of the University of Pennsylvania's 1999, 2000, 2002, and 2005 MBA Programs. An avid lighthouse historian, Mr Schillinger acquired and begun restoring an offshore lighthouse "Port Austin Reef Light", located 2.5 miles north of Port Austin in Lake Huron in 1985 and continues this pursuit to this date. Mr. Schillinger is a graduate of Michigan State University where he earned a BA in Financial Administration and has taken numerous hours of continuing education. Mr. Schillinger's rail industry experience qualifies him to serve on the Company's board of directors.

John McPherson – Director

Mr. McPherson has served as a director of the Company since January 15, 2012. Mr. McPherson joined the Board of Directors of CSX Corporation in July 2008. He served as President and COO of Florida East Coast Railway, a wholly-owned subsidiary of Florida East Coast Industries, Inc., from 1999 until his retirement in 2007. From 1993-1998, Mr. McPherson served as Senior Vice President - Operations, and from 1998-1999, he served as President and CEO of the Illinois Central Railroad. Illinois Central became the most efficient railroad with the lowest operating ratio in North America. Prior to joining the Illinois Central Railroad, Mr. McPherson served in various capacities at Santa Fe Railroad for 25 years. As a result of his extensive career in the rail industry, Mr. McPherson serves as an expert in railroad operations. From 1997-2007, Mr. McPherson served as a member of the board of directors of TTX Company, a railcar provider and freight car management services joint venture of North American railroads. Mr. McPherson’s railroad industry knowledge and experience qualifies him to serve on the Company’s board of directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.

 Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). To the Company’s knowledge, all such reporting obligations were complied with during the year ended December 31, 2018.

Committees of the Board

The Company does not have an audit committee nor compensation committee because of the small size and early stage of the Company.

Nominating Committee

We do not have a separately designated nominating committee because the board makes all decisions regarding director nominations.

Involvement in Certain Legal Proceedings

Except as set forth below, to our knowledge, during the last ten years, none of our directors and executive officers have:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
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

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and				Share		All Other
Principal Position	Year	Salary	Bonus	Awards		Compensation	Total

Michael A. Barron	2018	$0	$-	$220,030	(2)	$-	$220,030
CEO and Chairman	2017	$27,500	$-	$55,000	(1)	$-	$82,500

Wanda Witoslawski	2018	$39,589	$-	$117,310	(2)	$-	$156,899
CFO and Treasurer	2017	$55,917	$-	$50,000	(1)	$-	$105,917

Joseph Cosio-Barron	2018	$30,980	$-	$62,366	(2)	$-	$93,346
President	2017	$59,208	$-	$50,000	(1)	$-	$109,208

(1) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares were valued at $0.05 - $0.01 per share.

(2) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares were valued at $0.001 per share.

 Employment Agreements

The Company has an employment agreement with Michael Barron, the CEO of the Company, which provides for an annual salary of $250,000.   His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron’s employment agreement commenced as of December 15, 2017. As of October 1, 2018, the annual salary was reduced to $150,000.

The Company has an employment agreement with Wanda Witoslawski which requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. Witoslawski a base salary at the rate of $225,000 per year.   Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski’s employment agreement commenced as of December 15, 2017.  As of October 1, 2018, the annual salary was reduced to $125,000.

The Company has an employment agreement with Joseph Cosio-Barron, the President of the Company, which provides for an annual salary of $200,000.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Cosio-Barron’s employment agreement commenced as of December 15, 2017. As of October 1, 2018, the annual salary was reduced to $100,000.

Director Compensation for Year Ended December 31, 2018

The following table sets forth director compensation for the year ended December 31, 2018 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option Awards ($)	All other compensation ($)	Total ($)
Lou Schillinger	-	21,234	(1)	-	-	21,234
John McPherson	-	21,234	(1)	-	-	21,234

(1) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Shares were valued at $0.001 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2018 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

Directors and Officers (1)	Amount of Beneficial Ownership (2)	Percent of Class (3)

Michael Barron	220,049,484	29.6%
Wanda Witoslawski	117,324,342	15.8%
Joseph Cosio-Barron	62,379,631	8.4%
John McPherson	21,234,490	2.9%
Louis Schillinger	21,235,623	2.9%

All directors and officers as a group	442,223,570	59.6%

5% of greater beneficial owners:
Dianne David	60,515,177	8.2%
Gilbert Lamphere	60,024,375	8.1%
BGR Government Affairs	70,028,200	9.4%

(1)	The address of each of the beneficial owners is 9480 South Eastern Ave, Suite 205, Las Vegas, Nevada 89123.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 742,331,965 shares outstanding as of December 31, 2018.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Two of our directors, John McPherson and Louis M. Schillinger, are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron, who is executive officer, CEO and Chairman, of the Company.

Michael A. Barron, the CEO of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company was indebted to Allegheny by certain promissory notes with 10% monthly interest.   As of December 31, 2018, the balance of the note dated December 15, 2015 was $24,101 and the note dated September 30, 2017 was $59,044.

Dianne David, the Company’s Director -Sales, is the spouse of the CEO, Michael A. Barron and as of December 15, 2015 holds a promissory note with 10% monthly interest and as of December 31, 2018 the principal balance is $53,994.

Wanda Witoslawski, the CFO of the Company, holds a promissory note dated December 15, 2015 of $49,910 and promissory note dated September 30, 2017 of $18,400. The balances as of December 31, 2018 are $41,810 and $3,200, respectively.

Las Vegas Railway Express, Inc. holds promissory note with no interest, payable on demand. Balance as of December 31, 2018 was $308,814.

Item 14.  Principal Accountant Fees and Services

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and includes fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  ”Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

Audit Fees

The aggregate fees billed by the Company's auditor for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the interim financial statements included in the Company's Forms 10-Ks for fiscal 2018 and 2017 were approximately $32,000 and $45,925, respectively.

Audit Related Fees

There were no audit related fees for the fiscal year ended December 31, 2018 and 2017.

Tax Fees

None.

All Other Fees

None.

 PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
● Balance Sheets as of December 31, 2018 and 2017.

● Statements of Operations for the fiscal years ended December 31, 2018 and 2017.

● Statements of Cash Flows for the fiscal years ended December 31, 2018 and 2017.

● Statement of Stockholders’ Equity (Deficit) for the fiscal years ended December 31, 2018 and 2017.

● Notes to Financial Statements.

● Report of Independent Registered Public Accounting Firm.

   (2)  Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)

3.3	By-Laws of the Company (incorporated by reference to Registration Statement on Form 8-A 12G filed November 30, 2017)

10.1	License Agreement between the Company and Las Vegas Railway Express, Inc., dated December 31, 2017 (incorporated by reference to Form 10-K filed April 2, 2018

10.2	Letter agreement between the Company and BGR Government Affairs, LLC (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)

10.3	Form of Share Exchange Agreement between the Company and shareholder of Las Vegas Railway Express, Inc. (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)

10.4	Convertible note with East Shore Equities, LLC, dated June 2, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.5	Convertible note with Cardio Infrared Technologies, Inc., dated September 30, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.6	Convertible note with Power Up Lending Group LTD, dated November 1, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.7	Convertible note with EMA Financial, LLC, dated November 27, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.8	Convertible note with Adar Bays, LLC, dated December 18, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.9	Convertible note with Auctus Fund, LLC, dated December 20, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.10	Convertible note with Power Up Lending Group LTD, dated December 21, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.11	Employment agreement with Michael Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.12	Employment agreement with Wanda Witoslawski dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.13	Employment agreement with Joseph Cosio-Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)

10.14	Convertible note with BGR Government Affairs, LLC, dated April 30, 2018

10.15	Convertible note with Albee There Too, LP, dated April 20, 2018

10.16	Convertible note with L2 Capital, LLC, dated April 17, 2018

10.17	Convertible note with GPL Ventures LLC, dated January 5, 2018

10.18	Convertible note with Power Up Lending Group LTD, dated November 14, 2018

21	Subsidiaries (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document **

EX-101.SCH	XBRL Taxonomy Extension Schema Document **

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase **

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase **

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2018.

LAS VEGAS XPRESS, INC.

By:	/s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron Michael A. Barron	Chief Executive Officer, President and Chairman (principal executive officer)	April 15, 2019

/s/Wanda Witoslawski Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	April 15, 2019

/s/John McPherson	Director	April 15, 2019
John McPherson

/s/Louis M. Schillinger	Director	April 15, 2019
Louis M. Schillinger