Form 10-Q
period 2019-03-31
LAS VEGAS XPRESS, INC.
filed 2019-05-20
CIK 1697935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number: 333-218746

LAS VEGAS XPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9480 S. Eastern Ave, Suite 205
Las Vegas, NV  89123
 (Address of principal executive offices)

(702) 583-6715
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

Number of outstanding shares of common stock as of May 20, 2019 was 2,665,799,068.

LAS VEGAS XPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS XPRESS, INC.
 BALANCE SHEETS (Unaudited)

	2019	2018

Assets

Current assets
Cash	$365	$3,088
Total current assets	365	3,088

Property and equipment, net	-	-

Total assets	$365	$3,088

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$50,698	$57,037
Accrued expenses	2,262,791	2,151,867
Unearned revenue	1,516	1,516
Notes payable to related parties	511,633	490,963
Notes payable	4,399	2,969
Convertible notes payable (net of debt discount of $27,887 and $65,001, respectively)	345,015	399,111
Derivative liability	252,607	336,825
Total current liabilities	3,428,659	3,440,288
Total liabilities	3,428,659	3,440,288

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,800 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 2,543,090,468 and 742,331,965 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	25,431	7,423
Additional paid-in capital	19,555,341	19,375,323
Accumulated (deficit)	(23,009,066)	(22,819,948)
Total stockholders' equity (deficit)	(3,428,294)	(3,437,201)
Total liabilities and stockholders' equity (deficit)	$365	$3,088

See accompanying notes to these financial statements

LAS VEGAS XPRESS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018

Revenues	-	$13,145
Cost of sales	-	(8,754)
Gross loss	-	4,391

Operating Expenses:
Compensation and payroll taxes	153,750	2,346,250
Selling, general and administrative	24,325	42,896
Professional fees	43,299	116,580
Total expenses	221,374	2,505,726

Loss from operations	(221,374)	(2,501,335)

Other income (expense)
Excess derivative liability expense	-	(66,158)
Interest expense	(51,963)	-
Loss on disposal of assets	-	-
Gain (loss) on change in value of derivative liability	84,218	511,237
Total other income (expense)	32,255	445,079

Net income (loss) from operations before provision for income taxes	(189,118)	(2,056,256)
Provision for income taxes	-	-
Net income (loss)	$(189,118)	$(2,056,256)

Net income (loss) per share, basic and diluted	$(0.0002)	$(1,005.90)

Weighted average number of common shares outstanding, basic and diluted	1,089,876,043	2,044

See accompanying notes to these financial statements

LAS VEGAS XPRESS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2017	118,049	$1	98,800	$1	$12,968,634	$(15,347,016)	$(2,378,382)

Stock issued for compensation	121,000	1	-	-	2,184,999	-	2,185,000
Net loss	-	-	-	-	-	(2,056,256)	(2,056,256)
Balance March 31, 2018	239,049	$2	98,800	$1	$15,153,633	$(17,403,272)	$(2,249,637)

Stock issued for compensation	640,648,617	6,406	-	-	2,964,521	-	2,970,927
Stock issued for cash	53,000	1	-	-	52,999	-	53,000
Stock issued for services	70,025,000	700	-	-	409,300	-	410,000
Stock issued for notes and interest conversion	31,365,546	314	-	-	395,773	-	396,087
Warrants expense	-	-			400,000	-	400,000
Stock split adjustment	753	-			(903)	-	(903)
Net loss	-	-	-	-	-	(5,416,676)	(5,416,676)
Balance December 31, 2018	742,331,965	$7,423	98,800	$1	$19,375,323	$(22,819,948)	$(3,437,202)

Stock issued for compensation	775,000,000	7,750	-	-	69,750	-	77,500
Stock issued for cash	-	-	-	-	-	-	-
Stock issued for services	-	-	-	-	-	-	-
Stock issued for notes and interest conversion	1,025,758,503	10,258	-	-	110,267	-	120,526
Warrants expense	-	-	-	-	-	-	-
Stock split adjustment	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(189,118)	(189,118)
Balance March 31, 2019	2,543,090,468	$25,431	98,800	$1	$19,555,341	$(23,009,066)	$(3,428,294)

See accompanying notes to these financial statements

LAS VEGAS XPRESS, INC.
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(189,118)	$(2,056,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on notes payable	(27,114)	110,658
Common stock issued for services	-	-
Common stock issued for compensation	77,500	2,185,000
Change in face value of derivative liability related to convertible note payable	(96,821)	(540,308)
Excess derivative liability expense	-	-
Loss on impairments of assets	-	511,237
Common stock issued for conversion of convertible notes	120,526	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	104,585	(281,919)
Unearned revenue	-	(2,304)
Deposits and prepaid expense	-	-
Net cash used in operating activities	(24,823)	(73,892)

Cash flows from investing activities
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	-	32,000
Repayments on related party notes payable	-	(10,700)
Proceeds from related party notes payable	20,670	6,200
Repayments on notes payable	1,430	-
Proceeds from exercise of warrant	-	-
Proceeds from stock purchases	-	-
Net cash provided by financing activities	22,100	27,500

Net change in cash	(2,723)	(46,392)
Cash, beginning of the period	3,088	56,983
Cash, end of the period	$365	$10,591

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	0	-
Debt discount on convertible notes	0	245,463

See accompanying notes to these financial statements

LAS VEGAS XPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
 (Unaudited)

(1)           Organization and description of business

Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $189,118 for the three months ended March 31, 2019.  The Company also has an accumulated deficit of $23,009,066 and a negative working capital of $3,428,294 as of March 31, 2019, as well as outstanding convertible notes payable of $372,902, before debt discount of $27,887.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Las Vegas Xpress, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

Risks and Uncertainties:

The Company operates in a rail industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the inability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company’s operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company had $365 and $3,088 in cash and cash equivalents, respectively.

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

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company’s management believes there has been no impairment of its long-lived assets during the three months ended March 31, 2019, or 2018.  There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue.  Either of these could result in future impairment of long-lived assets. No impairment loss was recognized for the three months ended March 31, 2019 and 2018.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of March 31, 2019, and December 31, 2018, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended March 31, 2019, and December 31, 2018 as the amounts are anti-dilutive.  As of March 31, 2019, the Company had 3,426 outstanding warrants and convertible debt of $372,902, before debt discount of $27,887, which were all excluded from the computation as they were anti-dilutive and are convertible into 6,941,782,026 shares of common stock. As of March 21, 2018, the Company had 3,426 outstanding warrants and convertible debt of $401,900, before debt discount of $245,463, which were all excluded from the computation as they were anti-dilutive.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 606, “Revenue Recognition”, only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expense, deferred financing cost, accounts payable and accrued liabilities, accrued expenses, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at March 31, 2019, and December 31, 2018, measured at fair value on a recurring basis:

March 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$252,607	$252,607

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$336,825	$336,825

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

During the three months ended March 31, 2019 and 2018, the Company incurred $77,500 and $2,185,000 in stock- based compensation to employees.

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

The Company values warrants using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the three months ended March 31, 2019 were as follows:

Variables	Values
Stock price	$0.0001
Exercise Price	$697.00
Term	0.13-2.08 years
Risk Free Rate	0.25%
Volatility	451.6% - 596.1%

During the three months ended March 31, 2019 and 2018, the Company has not issued any shares of common stock for outside services.

(3)            Property and Equipment

The Company wrote off rail cars as of December, 31, 2018, as there was not plans of putting the cars into operation in the foreseeable future. No indicators of impairment exist for the recorded assets.

(4)           Related Party Notes Payable

A summary of outstanding notes payable is as follows:

	March 31,	December 31,
	2019	2018

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand.	41,810	41,810

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand.	24,101	24,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand.	53,994	53,994

Promissory note, dated September 30, 2015, bearing no interest, payable on demand.	329,484	308,814

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand.	59,044	59,044

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand.	3,200	3,200

	$511,633	490,963

 (5)           Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date.	18,260	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion	12,000	12,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900, bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date	24,255	68,396

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date.	72,855	112,000

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. This note is currently in default.	50,000	50,000

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	50,000

Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018, convertible to common stock at a discount of 25% of the average of 5 lowest traded prices of the common stock during the 10 trading days prior to the conversion date.	37,616	37,616

Promissory note, dated November 14, 2018, bearing interest of 14% annually, payable on August 30, 2019, convertible to common stock at a discount of 45% of the one lowest traded price of the common stock during the 25 trading days prior to the conversion date.	40,000	40,000

Convertible notes before debt discount	372,902	464,112

Less debt discount	(27,887)	(65,001)

Total outstanding convertible notes payable	$345,015	399,111

(6)           Derivative Instruments

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2019 and December 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in March 31, 2019 and December 31, 2018:

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Expected term	0.17- 0.72 years	0.4 – 0.96 years-
Expected average volatility	284.3%	313.6%
Expected dividend yield	-	-
Risk-free interest rate	1.65 – 2.97%	1.28 – 1.76%

The Company valued the conversion feature using the Black-Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible as of March 31, 2019 amounted to $252,607.

(7)             Equity

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

During the three months ended March 31, 2019, the Company issued an aggregate of 775,000,000 shares of common stock for compensation of $77,500. During the three months ended March 31, 2018, the Company issued an aggregate of 605,000,000 shares of common stock for compensation of $2,185,000.

During the three months ended March 31, 2019, the Company issued an aggregate of 1,025,758,503 shares of common stock for note or interest conversion of $120,526.  During the three months ended March 31, 2018 the Company has not issued any shares of common stock for note or interest conversion.

There were no warrants exercised during the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019 and 2018, the Company did not issue any shares of common stock for cash.

Warrants

The Company accounted for the issuance of Warrants in conjunction from the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the company’s market share price on the grant date.

The below table summarizes warrant activity during the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2018	3,426	$697
Granted		-
Exercised	-	-
Forfeited	-	-
Balances as of March 31, 2019	3,426	$697

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Exercise price	$697	$750
Expected term	0.13 – 2.08 years	1.91 – 2.48 years
Expected average volatility	560.55%	297.55%
Expected dividend yield	-	-

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
3,426	1.13	$697	3,426	$697

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2019, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2019, the aggregate intrinsic value of warrants outstanding was $0.03 based on the closing market price of $0.0001 on March 31, 2019.

(8)          Related Party Transactions

During the three months ended March 31, 2019, the Company added an additional $20,670 to the promissory note dated September 30, 2017 to United Rail, Inc., leaving the balance outstanding of $329,484 as of March 31, 2019 and $308,814 at December 31, 2018, respectively.

(9)          Subsequent Events

On April 2, 2019, the Company issued 122,708,600 shares of common stock for note conversion of $4,908.

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

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry, as well as the risk factors identified in the Company’s filings.

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

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

The following is a comparison of the results of operations for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31,	March 31,
	2019	2018	$ Change	% Change

Revenues	$-	$13,145	$-	100.0%
Cost of sales	-	(8,754)	-	-100.0%
Gross profit (loss)	-	4,391	-	0.0%

Operating Expenses:
Compensation and payroll taxes	$153,750	$2,346,250	$(2,192,500)	-93.4%
Selling, general and administrative	24,325	42,896	(18,571)	-43.3%
Professional fees	43,299	116,580	(73,281)	-62.9%
Total expenses	221,374	2,505,726	(2,284,352)	-91.2%

Loss from operations	(221,374)	(2,501,335)	2,279,961	-91.1%

Other income (expense)
Excess derivative liability expense	-	-	-	0.0%
Interest expense	(51,963)	(66,158)	9,815	-14.8%
Gain (loss) on change in derivative liability	84,218)	511,237	(712,698)	-139.4%
Total other income (expense)	32,255	445,079	(702,883)	-157.9%

Net income (loss) from operations before provision for income taxes	(189,118)	(2,056,256)	1,577,079	-76.7%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(189,118)	$(2,056,256)	$1,577,079	-76.7%

Revenue

During the three months ended March 31, 2019, the Company didn’t generate any revenue, since it temporarily discontinued its operation of the wine train. During the three months ended March 31, 2018, the Company generated some revenue from operating the wine train in Santa Barbara, CA. Revenue was generated from selling train tickets, food and beverage and wine tours.

Operating Expenses

Compensation expense decreased by $2,192,500, or 93.4%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  The decrease in compensation expense was primarily due to issuances of stock to management in 2018.  Selling, general and administrative expenses decreased by $18,571, or 43.3%, during the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to decrease in travel and office expenses. Professional fees decreased by $73,281, or 62.9%, during 2019 as compared to 2018 due primarily to decreases in consulting services.

 Other (Expense) Income

Interest expense decreased by $14,195, or 21.5%, during the quarter ended March 31, 2019 as compared to the same period in 2018 due to lower  of convertible promissory notes in 2019.  During the three months ended March 31, 2019, change in fair value of derivative liability decreased by $427,019 or 83.5%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $189,118 for the three months ended March 31, 2019 and $2,056,256 for the three months ended March 31, 2018.  The Company also has an accumulated deficit of $23,009,066 and a negative working capital of $3,428,294 as of March 31, 2019, as well as outstanding convertible notes payable $372,902, before debt discount of $27,887.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 were $24,823 and $73,892, respectively.  Cash used in operating activities for the three months ended March 31, 2019 and 2018 were primarily due to net losses of $189,118 and $2,056,256, respectively.  During the three months ended March 31, 2019, the net loss included significant non-cash expenses of $77,500 in stock issued for compensation, $37,114 in amortization of discounts on notes payable, $96,821 in derivative expense related to convertible notes payable and $100,204 in changes in operating assets and liabilities.  During the three months ended March 31, 2018, the net loss included significant non-cash expenses of $2,185,000 in stock issued for compensation, $110,658 in amortization of discounts on notes payable, $511,237 in loss on impairments of assets, $540,308 in derivative expense related to convertible notes payable and $284,223 in changes in operating assets and liabilities.

There was no net cash used in investing activities during the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities for the three months ended March 31, 2019 amounted to $22,100, which consisted of  $20,670 in proceeds from related party notes payable and $1,430 in repayments on notes payable. Net cash provided by financing activities for the three months ended March 31, 2018 was $27,500 which consisted of $32,000 from proceeds from convertible notes payable, $10,700 in repayments on related party notes payable and $6,200 from proceeds from related party notes payable.

Description of Indebtedness

For a complete description of our outstanding debt as of March 31, 2019 and December 31, 2018, see Notes 4 and 5 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Quarterly Report on Form 10-Q. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended March 31, 2019 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations and there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company issued shares of its common stock as follows:

•	775,000,000 shares issued for compensation valued at $77,500.

•	1,025,758,503 shares issued for notes and interest conversion valued at 120,526.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

As of March 31, 2019, we are in default on certain convertible promissory note.

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

Date: May 20, 2019	Las Vegas Xpress, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: May 20, 2019
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)