Form 10-Q
period 2019-06-30
LAS VEGAS XPRESS, INC.
filed 2020-06-22
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number: 333-218746

LAS VEGAS XPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2381 St Rose Pkwy, Suite 200

Henderson, NV 89052

(Address of principal executive offices)

(702) 481-2343

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," or “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Number of outstanding shares of common stock as of June 19, 2020 was 3,518,965,736.

LAS VEGAS XPRESS, INC.

PART I FINANCIAL INFORMATION

LAS VEGAS XPRESS, INC.

BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2019	2018

Assets

Current assets
Cash	$405	$3,088
Total current assets	405	3,088

Total assets	$405	$3,088

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$77,094	$57,037
Accrued expenses	2,391,395	2,151,867
Accrued expenses - related parties	55,076	45,918
Unearned revenue	-	1,516
Notes payable - related parties	518,520	445,045
Notes payable	4,515	2,969
Convertible notes payable (net of debt discount of $18,082 and $65,001, respectively)	305,976	399,111
Derivative liability	143,678	336,825
Total current liabilities	3,496,254	3,440,288
Total liabilities	3,496,254	3,440,288

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,800 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 3,518,465,736 and 742,331,965 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	35,185	7,423
Additional paid-in capital	19,597,704	19,375,323
Accumulated (deficit)	(23,128,739)	(22,819,947)
Total shareholders' equity (deficit)	(3,495,849)	(3,437,200)
Total liabilities and shareholders' equity (deficit)	$405	$3,088

See accompanying notes to these condensed financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June30,	June 30,	June30,	June 30,
	2019	2018	2019	2018

Revenues	-	$-	$-	$13,145
Cost of sales	-	-	-	(8,754)
Gross profit (loss)	-	-	-	4,391

Operating Expenses:
Compensation and payroll taxes	76,250	272,497	230,000	2,618,747
Selling, general and administrative	8,826	82,570	33,151	125,467
Professional fees	59,154	315,270	102,453	431,849
Total expenses	144,230	670,337	365,604	3,176,063

Loss from operations	(144,230)	(670,337)	(365,604)	(3,171,672)

Other income (expense)
Excess derivative liability expense	-	(60,801)	-	(60,801)
Interest expense	(28,210)	(612,937)	(80,173)	(679,095)
Gain on change in value of derivative liability	52,767	630,403	136,985	1,141,640
Total other income (expense)	24,557	(43,335)	56,812	401,744

Net income (loss) from operations before provision for income taxes	(119,673)	(713,672)	(308,792)	(2,769,928)
Provision for income taxes	-	-	-	-
Net income (loss)	$(119,673)	$(713,672)	$(308,792)	$(2,769,928)

Net income (loss) per share, basic and diluted	$(0.00)	$(2.87)	$(0.00)	$(14.57)

Weighted average number of common shares outstanding, basic and diluted	2,935,945,128	248,528	2,030,916,301	190,125

See accompanying notes to these condensed financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2017	118,049	$1	98,800	$1	$12,968,634	$(15,351,533)	$(2,382,897)
Stock issued for compensation	121,000	1	-	-	2,184,999	-	2,185,000
Net loss	-	-	-	-	-	(2,056,256)	(2,056,256)
Balance March 31, 2018	239,049	$2	98,800	$1	$15,153,633	$(17,407,789)	$(2,254,153)

Stock issued for compensation	12,166	-	-	-	96,247	-	96,247
Stock issued for services	25,000	-	-	-	200,000	-	200,000
Stock issued for notes and interest conversion	15,109	-	-	-	51,300	-	51,300
Warrants expense	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(713,672)	(713,672)
Balance June 30, 2018	291,324	$2	98,800	$1	$15,901,180	$(18,121,461)	$(2,220,278)

Balance December 31, 2018	742,331,965	$7,423	98,800	$1	$19,375,323	$(22,819,947)	$(3,437,200)

Stock issued for compensation	775,000,000	7,750	-	-	69,750	-	77,500
Stock issued for notes and interest conversion	1,025,758,503	10,258	-	-	110,267	-	120,525
Net loss	-	-	-	-	-	(189,119)	(189,119)
Balance March 31, 2019	2,543,090,468	$25,431	98,800	$1	$19,555,340	$(23,009,066)	$(3,428,294)

Stock issued for notes and interest conversion	975,375,268	9,754	-	-	42,364		52,118
Net loss	-	-	-	-	-	(119,673)	(119,673)
Balance June 30, 2019	3,518,465,736	$35,185	98,800	$1	$19,597,704	$(23,128,739)	$(3,495,849)

See accompanying notes to these condensed financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(308,792)	$(2,769,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on notes payable	46,919	120,811
Common stock issued for services	-	200,000
Common stock issued for compensation	77,500	2,281,247
Change in face value of derivative liability related to convertible note payable	(136,985)	(1,141,640)
Excess derivative liability expense		60,801
Warrant expense	-	400,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	236,012	680,131
Accrued expenses - related parties	9,158	11,090
Unearned revenue	(1,516)	(1,586)

Net cash (used in) operating activities	(77,704)	(159,074)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	-	154,100
Repayments on convertible notes payable	-	(46,550)
Repayments on related party notes payable	-	(9,933)
Proceeds from related party notes payable	73,475	5,344
Proceeds from notes payable	1,546	-
Net cash provided by financing activities	75,021	102,961

Net change in cash	(2,683)	(56,113)
Cash, beginning of the period	3,088	56,983
Cash, end of the period	$405	$870

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	$172,643	$51,300
Debt discount on convertible notes	$-	$120,811

See accompanying notes to these condensed financial statements

LAS VEGAS XPRESS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(1)	Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $308,792 for the six months ended June 30, 2019. The Company also has an accumulated deficit of $23,128,739 and a negative working capital of $3,495,849 as of June 30, 2019, including outstanding convertible notes payable of $324,058, before debt discount of $18,082. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Las Vegas Xpress, Inc. (the "Company") are condensed and have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company had $405 and $3,088 in cash and cash equivalents, respectively.

Related Parties:

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 2).

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2019 and December 31, 2018, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the six months ended June 30, 2019 and 2018 as the amounts are anti-dilutive due to net losses. As of June 30, 2019, the Company had 1,436 outstanding warrants and convertible debt of $324,058, which were all excluded from the computation as they were anti-dilutive and are convertible into 5,997,561,071 shares of common stock. As of December 31, 2018, the Company had 3,426 outstanding warrants and convertible debt of $464,112, before debt discount of $65,001, which were all excluded from the computation as they were anti-dilutive.

Revenue Recognition:

The Company recognizes revenue from the sale of services in accordance with ASC 606, “Revenue Recognition,” only when all of the following criteria have been met:

(i)	Identify the contract(s) with a customer;
(ii)	Identify the performance obligations in the contract(s);
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract(s);
(v)	Recognize revenue when the Company satisfies a performance obligation.

Fair Value of Financial Instruments:

The Company’s financial instruments consist primarily of cash, prepaid expense, accounts payable and accrued liabilities, accrued expenses, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at June 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

June 30, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$143,678	$143,678

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$336,825	$336,825

Share Based Payments:

The Company issues stock, options, and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees and non-employees in accordance FASB ASC 718. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

During the six months ended June 30, 2019 and 2018, the Company incurred $77,500 and $2,281,247 in stock- based compensation to employees.

The Company values stock compensation based on the market price on the grant date. The Company values warrants using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options and warrants issued during the six months ended June 30, 2019 were as follows:

Variables	Values as of June 30, 2019	Values as of June 30, 2018
Stock price	$0.0001	$4.00
Exercise Price	$750	$750
Term	0.66-1.23 years	1.66-2.84 years
Risk Free Rate	0.25%	0.25%
Volatility	579.6% - 674.6%	262.9% - 616.2%

During the six months ended June 30, 2019, the Company did not issue any shares of common stock for outside services. During the six months ended June 30, 2018, the Company issued 25,000 shares of common stock for outside services valued at $200,000.

During the six months ended June 30, 2019 and 2018, the Company issued 2,001,133,771 shares of common stock for conversions of promissory notes and interest of $172,643. During the six months ended June 30, 2018, the Company issued 15,109 shares of common stock for conversions of promissory notes and interest of $51,300.

(2)	Related Party Notes Payable

The Company acquires on-going funding on an as-needed basis from related parties that include the Company’s officers, directors, majority shareholders, and these parties’ affiliates, pursuant to promissory notes with various origination dates in 2015 and 2017.  A summary of outstanding notes payable is as follows:

	June 30,	December 31,
	2019	2018

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$53,070	$41,810

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	33,863	24,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	74,981	53,994

Promissory note, dated September 30, 2015, bearing no interest payable on demand	336,371	308,814

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	70,976	59,044

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	4,335	3,200
Total notes payable, including accrued interest	573,596	490,963
Less accrued interest	(55,076)	(45,918)
Net notes payable	$518,520	$445,045

For the six months ended June 30, 2019, proceeds from related parties totaled $73,475, and interest of $9,158 was accrued. For the six months ended June 30, 2018, proceeds from related parties were $5,344 and repayments were $9,933, while interest of $11,090was accrued.

(3)	Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date. Note is currently in default.	18,260	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion. Note is currently in default.	12,000	12,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900 , bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date Note is currently in default.	19,580	68,396

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date. Note is currently in default with interest rate increased to 24%.	68,686	112,000

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2018, convertible to common stock at $15. Note is currently in default with interest rate increased to 24%.	67,916	75,000

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018, convertible to common stock at a discount of 25% of the average of 5 lowest traded prices of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	37,616	37,616

Promissory note, dated November 14, 2018, bearing interest of 14% annually, payable on August 30, 2019, convertible to common stock at a discount of 45% of the one lowest traded price of the common stock during the 25 trading days prior to the conversion date.	-	40,000

Convertible notes before debt discount	324,058	464,112

Less debt discount	(18,082)	(65,001)

Total outstanding convertible notes payable	$305,976	399,111

During the six months ended June 30, 2019, the Company converted $140,054 convertible note principal and $32,589 in interest ($172,643 total debt) into 2,001,133,771 shares of common stock (Note 5), and recorded debt discount amortization of $46,919.

During the six months ended June 30, 2018, the Company received proceeds of $154,100 from convertible notes, and made repayments of $46,550, and recorded debt discount amortization of $120,811.  The Company also converted $140,055 in convertible note principal and $20,249 in interest ($51,300 total debt) into 15,109 shares of common stock (Note 5).

(4)	Derivative Instruments

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2019 and December 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in June 30, 2019 and December 31, 2018:

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Expected term	0.00- 1.23 years	0.4 – 0.96 years
Expected average volatility	615.5%	313.6%
Expected dividend yield	-	-
Risk-free interest rate	1.65–2.97%	1.28–1.76%

The Company valued the conversion feature using the Black-Scholes valuation model. The fair value of the derivative liability for all the notes that were convertible as of June 30, 2019 and December 31, 2018 amounted to $143,678 and $336,825, respectively.

(5)	Equity

Common and Preferred Stock

The Company is authorized to issue 10,000,000,000 shares of common stock and 1,000,000 shares of preferred A (each share convertible on one for one base for common stock, no voting rights), 10,000 shares of preferred A-2 convertible into four times the sum of all shares of common stock issued and outstanding with the same voting rights), 1,000,000 shares of preferred B (each share converted into 10 shares of common stock and has 10 votes for any election) and 1,000 shares of preferred C class (each share is not convertible and has voting rights equal to four time the sum of total common stock shares issued and outstanding plus the total number of series B, A and A-2 that are issued and outstanding.) The increase in authorized shares of common stock from 500,000,000 to 1,000,000,000 was approved by the shareholders and Board of Directors on September 27, 2017. The increase from 1,000,000,000 to 3,000,000,000 shares was effective December 12, 2017, the increase from 3,000,000,000 to 5,000,000,000 shares was effective March 21, 2018 and the increase from 5,000,000,000 to 10,000,000,000 was effective May 17, 2018.

As of September 17, 2018, a reverse stock split in the ratio 5,000 for 1 share and the name change from X Rail Entertainment, Inc. to Las Vegas Xpress, Inc. was effective. The stock split has been retroactively reflected for all periods presented.

During the six months ended June 30, 2019, the Company issued an aggregate of 775,000,000 shares of common stock for compensation of $77,500 valued at the stock price on grant date. During the six months ended June 30, 2018, the Company issued an aggregate of 133,166 shares of common stock for compensation of $2,281,247.

During the six months ended June 30, 2019, the Company issued an aggregate of 2,001,133,771 shares of common stock for note or interest conversion of $172,643. During the six months ended June 30, 2018 the Company issued 15,109 shares of common stock for note or interest conversion of $51,300.

There were no warrants exercised during the six months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019 and 2018, the Company issued 0 and 25,000 shares of common stock for services valued at the market price of $0 and $200,000 on the grant date.

Warrants

The Company accounted for the issuance of Warrants in conjunction from the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the Company’s market share price on the grant date.

The below table summarizes warrant activity during the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2018	3,426	$697
Granted		-
Exercised	-	-
Forfeited	1,990	-
Balances as of June 30, 2019	1,436	$750

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Exercise price	$750	$750
Expected term	0.66 – 1.23 years	1.91 – 2.48 years
Expected average volatility	629.60%	297.55%
Expected dividend yield	-	-

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
1,436	0.81	$750	1,436	$750

As of June 30, 2019, the aggregate intrinsic value of warrants outstanding was $0.14 based on the closing market price of $0.0001 on June 30, 2019.

(6)	Subsequent Events

On August 22, 2019, the Company issued 500,000 shares of common stock for cash.

The Company has examined events occurring subsequent to June 30, 2019 through the date these financial statements were issued and determined there are no additional events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Las Vegas Xpress, Inc.’s actual results may differ materially from those indicated by the forward- looking statements.

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

The following discussion should be read in conjunction with our condensed financial statements and notes thereto included elsewhere herein.

Business Overview

Las Vegas Xpress, Inc. is in the specialty passenger train business and has three operating divisions: the X Train, currently in the planning stages, is an excursion railroad between metropolitan areas and resort/casino destinations: X Wine Railroads is planned to be a rail excursion from metropolitan areas to wine regions: and Club X Train, currently in the planning stages, is a riders membership club for X Train customers.

X Train

The X Train will be an excursion passenger rail service operated by United Rail, between Los Angeles and Las Vegas.

United Rail is a related party company that will provide the locomotives, crew and railcars for the project. Las Vegas Xpress, Inc. will provide a complete bundled package of services including ticket, rooms and transfers to & from the station and weekend events such as access to nightclubs, golf outings and restaurants.

X Wine Railroad

The Company’s X Wine Railroad service from LA Union Station to Santa Barbara California is planned to run on a scheduled basis, once a month on Saturdays, with individual riders (retail) as well as charters for corporate outings and special events (corporate). The X Wine Railroad will provide a unique wine tasting experience to riders who take the train aboard special period classic railcars and an excursion to the Los Olivos wine area of Southern California. Over 250 private wineries reside in the area and the X Wine Railroad will provide private access to these vineyards on an exclusive basis. Ticket prices are $369 per person, all inclusive. Since February 2017 this train has run once and the Company anticipates to continue to run this train intermittently, depending on demand. X Wine provides an all-inclusive day trip including a gourmet breakfast, wine tasting in the wineries, wine and cheese lunch at the wineries, and a gourmet dinner on the train's return trip. The Company temporarily suspended the service until 2021 due to change in Amtrak policies.

Club X Train

Club X Train, which is still in the planning stage, will be a one stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions will all available for members of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway.

We anticipate that when a customer purchases a train ticket on either the X Train (once it commences operations) or any of the X Wine Railroad excursions, such tickets will include enrollment in our Club X membership club. Members will receive points from each excursion they ride and will be provided discounts on products and services we provide. The more they ride, the more points they will receive. Club X train will be the customer's ticket within Vegas for access to nightclubs, hosted bottle service, pool parties, gentlemen's clubs and the Club X Train Crawl: a high end to visiting three nightclubs in one night. Customers will outline their desired plan for the evening and Club X Train will take care of arranging all the details. We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be January 2022.

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

Results of Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

The following is a comparison of the results of operations for the three months ended June 30, 2019 and 2018.

	Three months ended
	June30,	June 30,
	2019	2018	$ Change	% Change

Revenues	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Gross profit (loss)	-	-	-	0.0%

Operating Expenses:
Compensation and payroll taxes	$76,250	$272,497	$(196,247)	-72.0%
Selling, general and administrative	8,826	82,570	(73,744)	-89.3%
Professional fees	59,154	315,270	(256,116)	-81.2%
Total expenses	144,230	670,337	(526,107)	-78.5%

Loss from operations	(144,230)	(670,337)	526,107	-78.5%

Other income (expense)
Excess derivative liability expense	-	(60,801)	60,801	0.0%
Interest expense	(28,210)	(612,937)	584,727	-95.4%
Gain (loss) on change in value of derivative liability	52,767	630,403	(577,636)	-91.6%
Total other income (expense)	24,557	(43,335)	67,892	-156.7%

Net income (loss) from operations before provision for income taxes	(119,673)	(713,672)	593,999	-83.2%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$(119,673)	$(713,672)	$593,999	-83.2%

Revenue

During the three months ended June 30, 2019 and 2018, the Company didn’t generate any revenue, since it temporarily discontinued its operation of the X Wine Railroad. The Company plans to reestablish the service in 2021.

Operating Expenses

Compensation expense decreased by $196,247, or 72.0%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease in compensation expense was primarily due to lower payroll in 2019 and issuances of stock to management in 2018. Selling, general and administrative expenses decreased by $73,744, or 89.3%, during the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to decrease in travel and office expenses. Professional fees decreased by $256,116, or 81.2%, during 2019 as compared to 2018 due primarily to decreases in consulting services.

Other (Expense) Income

Interest expense decreased by $584,727, or 95.4%, during the quarter ended June 30, 2019 as compared to the same period in 2018 due to lower convertible promissory notes in 2019. During the three months ended June 30, 2019, change in fair value of derivative liability decreased by $577,636 or 91.6%.

Results of Operations for the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

The following is a comparison of the results of operations for the six months ended June 30, 2019 and 2018.

	Six months ended
	June30,	June 30,
	2019	2018	$ Change	% Change

Revenues	$-	$13,145	$(13,145)	-100.0%
Cost of sales	-	(8,754)	8,754	-100.0%
Gross profit (loss)	-	4,391	(4,391)	-100.0%

Operating Expenses:
Compensation and payroll taxes	$230,000	$2,618,747	$(2,388,747)	-91.2%
Selling, general and administrative	33,151	125,467	(92,316)	-73.6%
Professional fees	102,453	431,849	(329,396)	-76.3%
Total expenses	365,604	3,176,063	(2,810,459)	-88.5%

Loss from operations	(365,604)	(3,171,672)	2,806,068	-88.5%

Other income (expense)
Excess derivative liability expense	-	(60,801)	60,801	-100.0%
Interest expense	(80,173)	(679,095)	598,922	-88.2%
Gain (loss) on change in value of derivative liability	136,985	1,141,640	(1,004,655)	-88.0%
Total other income (expense)	56,812	401,744	(344,932)	-85.9%

Net income (loss) from operations before provision for income taxes	(308,792)	(2,769,928)	2,461,136	-88.9%
Provision for income taxes	-	-	-	-
Net income (loss)	$(308,792)	$(2,769,928)	$2,461,136	-88.9%

Revenue

During the six months ended June 30, 2019, the Company didn’t generate any revenue, since it temporarily discontinued its operation of the wine train. During the six months ended June 30, 2018, the Company generated some revenue from operating the wine train in Santa Barbara, CA. Revenue was generated from selling train tickets, food and beverage and wine tours. The Company plans to reestablish the service in 2021.

Operating Expenses

Compensation expense decreased by $2,388,747, or 91.2%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease in compensation expense was primarily due to issuances of stock to management in 2018. Selling, general and administrative expenses decreased by $92,316, or 73.6%, during the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to decrease in travel and office expenses. Professional fees decreased by $329,396, or 76.3%, during 2019 as compared to 2018 due primarily to decreases in consulting services.

Other (Expense) Income

Interest expense decreased by $598,922, or 82.2%, during the six months ended June 30, 2019 as compared to the same period in 2018 due to lower debt. During the six months ended June 30, 2019, change in fair value of derivative liability decreased by $1,004,655 or 88.0%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has a net loss of $308,792 for the six months ended June 30, 2019, and a net loss of $2,769,928 for the six months ended June 30, 2018. The Company also has an accumulated deficit of $23,128,739 and a negative working capital of $3,495,849 as of June 30, 2019, which includes outstanding convertible notes payable $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 were $77,704 and $159,074, respectively. Cash used in operating activities for the six months ended June 30, 2019 and 2018 were primarily due to net loss of $308,792 and $2,769,928, respectively. During the six months ended June 30, 2019, the net loss included significant non-cash expenses of $46,919 in debt discount amortization, $77,500 in stock issued for compensation, and $136,985 in gain on change in derivative liability related to convertible notes payable, as well as $243,654 in changes in operating assets and liabilities. During the six months ended June 30, 2018, the net loss included significant non-cash expenses of $2,281,247 in stock issued for compensation, $120,811 in debt discount amortization, $200,000 in stock issued for services, $60,801 in derivative expense and $1,141,640 gain on change in derivative liability related to convertible notes payable, and $400,000 in warrant expense, as well as $530,561 in changes in operating assets and liabilities.

There were no investing activities during the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities for the six months ended June 30, 2019 amounted to $75,021, which consisted of $1,546 in proceeds from notes payable and $73,475 in proceeds from related party notes payable. Net cash provided by financing activities for the six months ended June 30, 2018 was $102,961, which consisted of $154,100 in proceeds from convertible notes payable and $46,550 in repayments on convertible notes payable, as well as $5,344 from proceeds from related party notes payable and $9,933 in repayments on related party notes.

Description of Indebtedness

For a complete description of our outstanding debt as of June 30, 2019 and December 31, 2018, see Notes 2 and 3 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Quarterly Report on Form 10-Q. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Changes in Internal Control Over Financial Reporting

There were no changes during the six months ended June 30, 2019 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On June 11, 2020, Michael Barron resigned as a CEO of Las Vegas Xpress, Inc. Albert Koenigsberg was appointed by the Board of Directors as a new CEO effective June 11, 2020.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, the Company issued shares of its common stock as follows:

•	775,000,000 shares issued for compensation valued at $77,500.
•	2,001,133,771 shares issued for notes and interest conversion valued at $172,643.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Default Upon Senior Securities

As of June 30, 2019, we are in default on certain convertible promissory notes:

•	Promissory note dated December 20, 2017 payable on September 20, 2018 to Auctus Fund, LLC with outstanding balance of $68,686.
•	Promissory note dated January 5, 2018 payable on July 5, 2018 to GPL Ventures LLC with outstanding balance of $37,616.
•	Promissory note dated April 18, 2018 payable on October 17, 2018 to L2 Capital, LLC with outstanding balance of $67,916.
•	Promissory note dated June 2, 2017 payable on June 2, 2018 to East Shore Equities with outstanding balance of $18,260.
•	Promissory note dated September 30, 2017 payable on September 30, 2018 to Vortex Capital with outstanding balance of $12,000.
•	Promissory note dated November 27, 2017 payable on November 27, 2018 to EMA Financial, LLC with outstanding balance of $19,580.
•	Promissory note dated April 20, 2018 payable on April 20, 2019 to BGR Government Affairs with outstanding balance of $50,000.
•	Promissory note dated April 30, 2018 payable on April 30, 2019 to Albee There Too, LLC with outstanding balance of $50,000.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1	Resignation letter of CEO dated June 11, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 19, 2020	Las Vegas Xpress, Inc.

	By:	/s/ Albert Koenigsberg
Chief Executive Officer (principal executive officer)

Date: June 19, 2020
	By:	/s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)

