Form 10-Q
period 2019-09-30
LAS VEGAS XPRESS, INC.
filed 2020-07-02
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Commission file number: 333-218746

LAS VEGAS XPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2381 St Rose Pkwy, Suite 200

Henderson, NV 89052

(Address of principal executive offices)

(702) 768-8109

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Number of outstanding shares of common stock as of July 2, 2020 was 3,518,965,736.

LAS VEGAS XPRESS, INC.

PART I FINANCIAL INFORMATION

LAS VEGAS XPRESS, INC.

BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2019	2018

Assets

Current assets
Cash	$14	$3,088
Total current assets	14	3,088

Total assets	$14	$3,088

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable	$78,624	$57,037
Accrued expenses	2,513,643	2,151,867
Accrued expenses - related parties	59,667	45,918
Unearned revenue	-	1,516
Notes payable - related parties	531,127	445,045
Notes payable	2,868	2,969
Convertible notes payable (net of debt discount of $0 and $65,001, respectively)	324,058	399,111
Derivative liability	128,414	336,825
Total current liabilities	3,638,401	3,440,288
Total liabilities	3,638,401	3,440,288

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 shares issued and outstanding	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 3,518,965,736 and 742,331,965 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	35,190	7,423
Additional paid-in capital	19,597,699	19,375,323
Accumulated (deficit)	(23,271,277)	(22,819,947)
Total shareholders' equity (deficit)	(3,638,387)	(3,437,200)
Total liabilities and shareholders' equity (deficit)	$14	$3,088

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues	-	$-	$-	$13,145
Cost of sales	-	-	-	(8,754)
Gross profit	-	-	-	4,391

Operating Expenses:
Compensation and payroll taxes	76,250	1,370,921	306,250	3,989,668
Selling, general and administrative	4,634	42,408	37,785	167,875
Professional fees	45,747	178,147	148,200	609,996
Total expenses	126,631	1,591,476	492,235	4,767,539

Loss from operations	(126,631)	(1,591,476)	(492,235)	(4,763,148)

Other income (expense)
Excess derivative liability expense	-	-	-	1,317,269
Interest expense	(50,606)	(141,822)	(130,779)	(881,718)
Gain (loss) on change in value of derivative liability	34,699	(2,625,026)	171,684	(2,800,655)
Total other income (expense)	(15,907)	(2,766,848)	40,905	(2,365,104)

Net loss before provision for income taxes	(142,538)	(4,358,324)	(451,330)	(7,128,252)
Provision for income taxes	-	-	-	-
Net loss	$(142,538)	$(4,358,324)	$(451,330)	$(7,128,252)

Net loss per share, basic and diluted	$(0.00)	$(9.62)	$(0.00)	$(2.70)

Weighted average number of common shares outstanding, basic and diluted	3,518,677,693	452,982	2,532,442,455	2,636,921

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2017	118,049	$1	98,800	$1	$12,968,634	$(15,351,533)	$(2,382,897)
Stock issued for compensation	121,000	1	-	-	2,184,999	-	2,185,000
Net loss	-	-	-	-	-	(2,056,256)	(2,056,256)
Balance March 31, 2018	239,049	$2	98,800	$1	$15,153,633	$(17,407,789)	$(2,254,153)

Stock issued for compensation	12,166	0	-	-	96,246	-	96,246
Stock issued for services	25,000	0	-	-	200,000	-	200,000
Stock issued for notes and interest conversion	15,109	0	-	-	51,300	-	51,300
Warrants expense	-	-	-	-	400,000	-	400,000

Net loss	-	-	-	-	-	(713,672)	(713,672)
Balance June 30, 2018	291,324	$4	98,800	$1	$15,901,180	$(18,121,461)	$(2,220,278)

Stock issued for compensation	90,636,451	907	-	-	1,217,872	-	1,218,778
Stock issued for services	10,000,000	100	-	-	29,900	-	30,000
Stock issued for notes and interest conversion	277,696	3	-	-	141,286	-	141,289
Stock issued for cash	53,000	1			52,999		53,000
Net loss	-	-	-	-	-	(4,358,324)	(4,358,324)
Balance September 30, 2018	101,258,471	$1,013	98,800	$1	$17,343,236	$(22,479,785)	$(5,135,535)
Balance December 31, 2018	742,331,965	$7,423	98,800	$1	$19,375,323	$(22,819,947)	$(3,437,200)

Stock issued for compensation	775,000,000	7,750	-	-	69,750	-	77,500
Stock issued for notes and interest conversion	1,025,758,503	10,258	-	-	110,267	-	120,525
Net loss	-	-	-	-	-	(189,119)	(189,119)
Balance March 31, 2019	2,543,090,468	$25,431	98,800	$1	$19,555,340	$(23,009,066)	$(3,428,294)

Stock issued for notes and interest conversion	975,375,268	9,754	-	-	42,364		52,118
Net loss	-	-	-	-	-	(119,673)	(119,673)
Balance June 30, 2019	3,518,465,736	$35,185	98,800	$1	$19,597,704	$(23,128,739)	$(3,495,849)

Stock issued for cash	500,000	5	-	-	(5)	-	-
Net loss	-	-	-	-	-	(142,538)	(142,538)
Balance September 30, 2019	3,518,965,736	$35,190	98,800	$1	$19,597,699	$(23,271,277)	$(3,638,387)

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(451,331)	$(7,128,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on notes payable	65,001	80,542
Common stock issued for services	-	230,000
Common stock issued for compensation	77,500	3,500,025
Change in face value of derivative liability	(171,684)	2,800,655
Excess derivative liability expense	-	(1,317,269)
Warrant expense	-	400,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	379,225	1,075,805
Accrued expenses - related parties	13,749	16,960
Deposit	-	143
Unearned revenue	(1,516)	(419)

Net cash (used in) operating activities	(89,055)	(341,810)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	-	225,000
Repayments on convertible notes payable	-	(28,800)
Repayments on related party notes payable	-	(8,450)
Proceed from stock sale	-	53,000
Proceeds from related party notes payable	86,082	43,386
Repayment on notes payable	(1,647)	-
Proceeds from notes payable	1,546	3,950
Net cash provided by financing activities	85,981	288,086

Net change in cash	(3,074)	(53,724)
Cash, beginning of the period	3,088	56,983
Cash, end of the period	$14	$3,259

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	$172,643	$192,589
Debt discount on convertible notes	$-	$243,579

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(1)	Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $451,330 for the nine months ended September 30, 2019. The Company also has an accumulated deficit of $23,271,277 and a negative working capital of $3,638,387 as of September 30, 2019, including outstanding convertible notes payable of $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company had $14 and $3,088 in cash and cash equivalents, respectively.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2019 and December 31, 2018, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if potentially dilutive common stock equivalents had been converted to common stock. Common stock equivalents have not been included in the earnings (loss) per share computation for the nine months ended September 30, 2019 and 2018 as the amounts are anti-dilutive due to net losses. As of September 30, 2019, the Company had 1,436 outstanding warrants and convertible debt of $324,058, which were all excluded from the computation as they were anti-dilutive and are convertible into 5,997,561,071 shares of common stock. As of December 31, 2018, the Company had 3,426 outstanding warrants and convertible debt of $464,112, before debt discount of $65,001, which were all excluded from the computation as they were anti-dilutive.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at September 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

September 30, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$128,414	$128,414

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$336,825	$336,825

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

During the nine months ended September 30, 2019 and 2018, the Company incurred $77,500 and $3,500,025 in stock- based compensation to employees.

During the nine months ended September 30, 2019, the Company did not issue any shares of common stock for outside services. During the nine months ended September 30, 2018, the Company issued 10,025,000 shares of common stock for outside services valued at $230,000.

During the nine months ended September 30, 2019 and 2018, the Company issued 2,001,133,771 shares of common stock for conversions of promissory notes and interest of $172,643. During the nine months ended September 30, 2018, the Company issued 292,805 shares of common stock for conversions of promissory notes and interest of $192,589.

(2)	Related Party Notes Payable

The Company acquires on-going funding on an as-needed basis from related parties that include the Company’s officers, directors, majority shareholders, and these parties’ affiliates, pursuant to promissory notes with various origination dates in 2015 and 2017.  A summary of outstanding notes payable is as follows:

	September 30,	December 31,
	2019	2018

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$41,810	$41,810

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	24,101	24,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	53,994	53,994

Promissory note, dated September 30, 2015, bearing no interest payable on demand	348,978	262,896

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	59,044

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	3,200
Total notes payable, including accrued interest	$531,127	$445,045

For the nine months ended September 30, 2019, proceeds from related parties totaled $86,082, and interest of $13,749 was accrued. For the nine months ended September 30, 2018, proceeds from related parties were $43,386 and repayments were $8,450, while interest of $16,960 was accrued. Accrued interest on related party loans totaled $59,667 and $45,918 at September 30, 2019 and December 31, 2018, respectively.

(3)	Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date. Note is currently in default.	18,260	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion. Note is currently in default.	12,000	12,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900 , bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date Note is currently in default.	19,580	68,396

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date. Note is currently in default with interest rate increased to 24%.	68,686	112,000

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2018, convertible to common stock at $15. Note is currently in default with interest rate increased to 24%.	67,916	75,000

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018, convertible to common stock at a discount of 25% of the average of 5 lowest traded prices of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	37,616	37,616

Promissory note, dated November 14, 2018, bearing interest of 14% annually, payable on August 30, 2019, convertible to common stock at a discount of 45% of the one lowest traded price of the common stock during the 25 trading days prior to the conversion date.	-	40,000

Convertible notes before debt discount	324,058	464,112

Less debt discount	-	(65,001)

Total outstanding convertible notes payable	$324,058	399,111

During the nine months ended September 30, 2019, the Company converted $140,054 convertible note principal and $32,589 in interest ($172,643 total debt) into 2,001,133,771 shares of common stock (Note 5), and recorded debt discount amortization of $65,001.

During the nine months ended September 30, 2018, the Company received proceeds of $225,200 from convertible notes and recorded debt discount amortization of $80,542.  The Company repaid $28,800 on convertible notes and converted $140,200 in convertible note principal and $52,389 in interest ($192,589 total debt) into 292,805 shares of common stock (Note 5).

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2019 and December 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in September 30, 2019 and December 31, 2018:

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Expected term	0.00- 1.23 years	0.4 – 0.96 years
Expected average volatility	615.5%	313.6%
Expected dividend yield	-	-
Risk-free interest rate	1.65–2.97%	1.28–1.76%

The Company valued the conversion feature using the Black-Scholes valuation model. The fair value of the derivative liability for all the notes that were convertible as of September 30, 2019 and December 31, 2018 amounted to $128,414 and $336,825, respectively.

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

As of September 17, 2018, a reverse stock split in the ratio 5,000-for-1 share and the name change from X Rail Entertainment, Inc. to Las Vegas Xpress, Inc. was effective. The stock split has been retroactively reflected for all periods presented.

During the nine months ended September 30, 2019, the Company issued an aggregate of 775,000,000 shares of common stock for compensation of $77,500 valued at the stock price on grant date. During the nine months ended September 30, 2018, the Company issued an aggregate of 90,769,617 shares of common stock for compensation of $3,500,025.

During the nine months ended September 30, 2019, the Company issued an aggregate of 2,001,133,771 shares of common stock for note and interest conversion of $172,643. During the nine months ended September 30, 2018 the Company issued 292,805 shares of common stock for note and interest conversion of $192,589.

There were no warrants exercised during the nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019 and 2018, the Company issued 0 and 10,025,000 shares of common stock for services valued at the market price of $0 and $230,000 on the grant date.

During the nine months ended September 30, 2019, the Company issued 500,000 shares for cash of $5,000 which was received on October 1, 2018.

Warrants

The Company accounted for the issuance of Warrants in conjunction from the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the Company’s market share price on the grant date.

The below table summarizes warrant activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2018	3,426	$750
Granted	-	-
Exercised	-	-
Forfeited	(1,990)	-
Balances as of September 30, 2019	1,436	$750

The Company values stock compensation based on the market price on the grant date. The Company values warrants using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options and warrants issued during the nine months ended September 30, 2019 were as follows:

Variables	Values as of September 30, 2019	Values as of September 30, 2018
Stock price	0.0001	4.00
Exercise Price	750	750
Term	0.66-1.23 years	1.66-2.84 years
Risk Free Rate	0.25%	0.25%
Volatility	579.6%-674.6%	262.9%-616.2%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
1,436	0.81	$750	1,436	$750

As of September 30, 2019, the aggregate intrinsic value of warrants outstanding was $0.14 based on the closing market price of $0.0001 on September 30, 2019.

(6)	Subsequent Events

The Company has examined events occurring subsequent to September 30, 2019 through the date these financial statements were issued and determined there are no events to disclose.

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

Results of Operations for the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

The following is a comparison of the results of operations for the three months ended September 30, 2019 and 2018.

	Three months ended
	September 30,	September 30,
	2019	2018	$ Change	% Change

Revenues	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Gross profit (loss)	-	-	-	0.0%

Operating Expenses:
Compensation and payroll taxes	$76,250	$1,370,921	$(1,294,671)	-94.4%
Selling, general and administrative	4,634	42,408	(37,744)	-89.1%
Professional fees	45,747	178,147	(132,400)	-74.3%
Total expenses	126,631	1,591,476	(1,464,845)	-92.0%

Loss from operations	(126,631)	(1,591,476)	1,464,845	-92.0%

Other income (expense)
Excess derivative liability expense	-	-	-	0.0%
Interest expense	(50,606)	(141,822)	91,216	-64.3%
Gain (loss) on change in value of derivative liability	34,699	(2,625,026)	2,659,725	-101.3%
Total other income (expense)	(15,907)	(2,766,848)	2,750,941	-99.4%

Net loss before provision for income taxes	(142,538)	(4,358,324)	4,215,786	-96.7%
Provision for income taxes	-	-	-	0.0%
Net loss	$(142,538)	$(4,358,786)	$4,215,786	-96.7%

Revenue

During the three months ended September 30, 2019 and 2018, the Company didn’t generate any revenue, since it temporarily discontinued its operation of the X Wine Railroad. The Company plans to reestablish the service in 2021.

Operating Expenses

Compensation expense decreased by $1,294,671, or 94.4%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease in compensation expense was primarily due to lower payroll in 2019 and issuances of stock to management in 2018. Selling, general and administrative expenses decreased by $37,744, or 89.1%, during the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to decrease in travel and office expenses. Professional fees decreased by $132,400, or 74.3%, during 2019 as compared to 2018 due primarily to decreases in consulting services.

Other (Expense) Income

Interest expense decreased by $91,216, or 64.3%, during the quarter ended September 30, 2019 as compared to the same period in 2018 due to lower convertible promissory notes in 2019. During the three months ended September 30, 2019, change in fair value of derivative liability decreased by $2,659,725 or 101.3%.

Results of Operations for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

The following is a comparison of the results of operations for the nine months ended September 30, 2019 and 2018.

	Nine months ended
	September 30,	September 30,
	2019	2018	$ Change	% Change

Revenues	$-	$13,145	$(13,145)	-100.0%
Cost of sales	-	(8,754)	8,754	-100.0%
Gross profit	-	4,391	(4,391)	-100.0%

Operating Expenses:
Compensation and payroll taxes	$306,250	$3,989,668	$(3,683,418)	-92.3%
Selling, general and administrative	37,785	167,875	(130,090)	-77.5%
Professional fees	148,200	609,996	(461,796)	-75.7%
Total expenses	492,235	4,767,539	(4,275,305)	-89.7%

Loss from operations	(492,235)	(4,763,148)	4,270,913	-89.7%

Other income (expense)
Excess derivative liability expense	-	1,317,269	(1,371,269)	-100.0%
Interest expense	(130,779)	(881,718)	750,939	-85.2%
Gain (loss) on change in value of derivative liability	171,684	(2,800,655)	2,972,339	-106.1%
Total other income (expense)	40,905	(2,365,104)	2,406,009	-101.7%

Net loss before provision for income taxes	(451,330)	(7,128,252)	6,676,922	-93.7%
Provision for income taxes	-	-	-	-
Net loss	$(451,330)	$(7,128,252)	$6,676,922	-93.7%

Revenue

During the nine months ended September 30, 2019, the Company didn’t generate any revenue, since it temporarily discontinued its operation of the wine train. During the nine months ended September 30, 2018, the Company generated minimal revenue from operating the wine train in Santa Barbara, CA. Revenue was generated from selling train tickets, food and beverage and wine tours. The Company plans to reestablish the service in 2021.

Operating Expenses

Compensation expense decreased by $3,683,418, or 92.3%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease in compensation expense was primarily due to issuances of stock to management in 2018. Selling, general and administrative expenses decreased by $130,090, or 77.5%, during the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to decrease in travel and office expenses. Professional fees decreased by $461,796, or 75.7%, during 2019 as compared to 2018 due primarily to decreases in consulting services.

Other (Expense) Income

Interest expense decreased by $750,939, or 85.2%, during the nine months ended September 30, 2019 as compared to the same period in 2018 due to lower debt. During the nine months ended September 30, 2019, change in fair value of derivative liability decreased by $2,972,339 or 106.1%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has a net loss of $451,330 for the nine months ended September 30, 2019, and a net loss of $7,128,253 for the nine months ended September 30, 2018. The Company also has an accumulated deficit of $23,271,279 and a negative working capital of $3,638,389 as of September 30, 2019, which includes outstanding convertible notes payable $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 were $(89,055) and $(230,410), respectively. Cash used in operating activities for the nine months ended September 30, 2019 and 2018 were primarily due to net loss of $451,331 and $7,128,253, respectively. During the nine months ended September 30, 2019, the net loss included significant non-cash expenses of $65,001 in debt discount amortization, $77,500 in stock issued for compensation, and $171,684 in excess derivative liability expense, as well as $391,459 in changes in operating assets and liabilities. During the nine months ended September 30, 2018, the net loss included significant non-cash expenses of $3,500,025 in stock issued for compensation, $80,542 in debt discount amortization, $230,000 in stock issued for services, $1,317,269 in excess derivative expense and $2,800,655 gain on change in derivative liability related to convertible notes payable, and $400,000 in warrant expense, as well as $1,092,489 in changes in operating assets and liabilities.

There were no investing activities during the nine months ended September 30, 2019 and 2018.

Net cash provided by financing activities for the nine months ended September 30, 2019 amounted to $85,981, which consisted of proceeds from notes payable of $1.546, repayments on notes payable of $1,647 and $86,082 in proceeds from related party notes payable. Net cash provided by financing activities for the nine months ended September 30, 2018 was $176,686, which consisted of $225,000 in proceeds from convertible notes payable and $140,200 in repayments on convertible notes payable, as well as $43,386 from proceeds from related party notes payable and $8,450 in repayments on related party notes.

Description of Indebtedness

For a complete description of our outstanding debt as of September 30, 2019 and December 31, 2018, see Notes 2 and 3 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the nine months ended September 30, 2019 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019, the Company issued shares of its common stock as follows:

775,000,000 shares issued for compensation valued at $77,500.
2,001,133,771 shares issued for notes and interest conversion valued at $172,643. 500,000 shares issued for cash of $5000, which was received on October 1, 2018.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Default Upon Senior Securities

As of September 30, 2019, we are in default on certain convertible promissory notes:

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
Promissory note dated September 30, 2017 payable on September 30, 2018 to Vortex Capital with outstanding balance of $12,000.
Promissory note dated November 27, 2017 payable on November 27, 2018 to EMA Financial, LLC with outstanding balance of $19,580.
Promissory note dated April 20, 2018 payable on April 20, 2019 to BGR Government Affairs with outstanding balance of $50,000.
Promissory note dated April 30, 2018 payable on April 30, 2019 to Albee There Too, LLC with outstanding balance of $50,000.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1	Resignation letter of CEO dated June 11, 2020 as filed by 10-Q dated June 19, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 2, 2020	Las Vegas Xpress, Inc.

	By:	/s/ Albert Koenigsberg
Chief Executive Officer (principal executive officer)

Date: July 2, 2020
	By:	/s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)

