Form 10-K
period 2019-12-31
LAS VEGAS XPRESS, INC.
filed 2020-07-31
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number

333-218746

LAS VEGAS XPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2381 St Rose Pkwy, Suite 200

Henderson, NV 89052

(Address of principal executive offices)

702-768-8109

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $351,897.

Number of outstanding shares of common stock as of July 31, 2020 was 5,569,691,085.

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

Company Overview

Las Vegas Xpress, Inc. is in the specialty passenger train business and has three operating or planning stage divisions. The X Train, which will be an excursion railroad between metropolitan areas and resort/casino destinations. X Wine Railroads, which is a rail excursion from metropolitan areas to wine regions, and Club X Train, a riders membership club for X Train customers.

As used in this filing, references to "the Company," "LVXI", "we", "our," "ours" and "us" refer to Las Vegas Xpress, Inc., unless otherwise indicated.

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

X Wine Railroad

The Company’s X Wine Railroad service from LA Union Station to Santa Barbara California is planned to run on a scheduled basis, once a month on Saturdays, with individual riders (retail) as well as charters for corporate outings and special events. The X Wine Railroad will provide a unique wine tasting experience to riders who take the train aboard special period classic railcars and an excursion to the Los Olivos wine area of Southern California. Over 250 private wineries reside in the area and the X Wine Railroad will provide private access to these vineyards on an exclusive basis. Ticket prices are $369 per person, all inclusive. Since April 2018 the Company temporarily suspended the service until 2021 due to change in Amtrak policies. X Wine provides an all-inclusive day trip including a gourmet breakfast, wine tasting in the wineries, wine and cheese lunch at the wineries, and a gourmet dinner on the train's return trip.

Club X Train

Club X Train, which is still in the planning stage, will be a one-stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions will all available for members of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway.

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

•

being permitted to present two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this filing. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

Where You Can Find Us

The Company website is www.xrailentertainment.com and our booking website is www.vegasxtrain.com. The X Wine Railroad site is www.winerailroad.com The Club X Train website is www.clubxtrain.com. The contents of these websites are not incorporated into this filing.

The Company’s common stock is currently quoted on the OTC Pink under the symbol “LVXI”.

The Company rents an office at 2831 St. Rose Pkwy, Suite 200, Henderson, Nevada 89052.

Plan of Operations

The X Train

On February 11, 2016, the Company entered into share exchange agreements with some shareholders of Las Vegas Railway Express, Inc. ("Las Vegas Rail"). Las Vegas Rail had developed a brand identity in its development of a passenger train service from Los Angeles to Las Vegas, called the X Train. Las Vegas Xpress, Inc. was formed to enter into an agreement with selected shareholders of Las Vegas Rail to exchange the stock of the Company for certain shares of Las Vegas Rail. Accordingly, the Company owns the right to use the X Train brand and logo, which it acquired under the license agreement.

Under the licensing agreement Las Vegas Xpress, Inc. operates an excursion passenger rail service also known as the X Train that will run between Los Angeles and Las Vegas. Service is expected to begin in 2022. The Company plans to have its casino guests ride this exclusive train service and manage a host of activities for its guests throughout their stay in the resorts and casinos in Las Vegas.

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

At arrival, passengers will disembark the rail cars and immediately board a limo or tour bus provided by Greyhound under an agreement with them to take them to the property where they are staying. All accommodations and activities planned for the weekend stay will be booked via the X Train booking center in Las Vegas, Club X. Weekend VIP and club hop services will be coordinated through our Club X service (www.clubxtrain.com) for night club and outings. Passengers will be picked up at their hotels on Sunday at noon for a 2 pm departure back to Los Angeles Union Station where the weekend experience is concluded.

The X Wine Railroad

The Company’s X Wine Railroad service from LA Union Station to Santa Barbara California used to run regularly on a monthly basis till April 2018. The X Wine Railroad was not operational in 2019, but the Company plans to continue to run the train service in 2021 depending on demand, as discussed above.

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

Large Untapped Market of 12 Million Drivers. There has been no regular passenger rail service between the Los Angeles and Las Vegas areas for over 20 years. The only major highway between Los Angeles and Las Vegas is Interstate 15 (“I-15”). Of the more than 12,000,000 annual visitors from the Southern California/Los Angeles market, 94% use automobile transportation to Las Vegas via this corridor every year. We only need to capture 28,000 of these drivers (approximately 0.025 % of the total marketplace) to meet our plan on an operating basis. As the LA population grows, so will the traffic on this highway; the forecast for traffic on I-15 is expected to be 17 million passengers by 2030. Our business plan emanates from a regional transportation feasibility study published in 2007. See: www.rtcsouthernnevada.com. Congestion on I-15 is increasing, with motor vehicle travelers experiencing substantial delays during peak travel times (e.g., generally over 6 hours of drive time on Friday and Sunday afternoons). With increasing gasoline costs, increasingly restrictive highway capacity, and reduced air travel from LA to Las Vegas, a rail transportation product - with both First Class and Coach – should be an attractive and viable alternative. Our trains will offer a service that will set us apart from other travel options by extending our customers’ “Las Vegas” experience while en route.

“Las Vegas Style” Service. The focus of our approach is to create a unique, Vegas class, “must see” mode of travel that not only serves the functional purpose of transporting passengers to Las Vegas, but also integrates seamlessly into the traditional and iconic Las Vegas experience. To accomplish this goal, our award-winning team of design professionals and staff has assembled an on-board product reflective of the “Las Vegas” theme, which is comprised of a comfortable, fun, upscale and provocative atmosphere with multiple on-board amenities. Each train ticket entitles a passenger to an assigned seat with a high-quality meal and an alcoholic beverage.

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

Experienced Management and Board of Directors. We have a strong management team and board of directors comprised of both experienced industry professionals and successful entrepreneurs. Glenn Corso, chairman of the Board, has over 40 years of experience in manufacturing and business operations in Diagnostic Medical and Industrial Real Time X-Ray equipment manufacturing companies. Mr. Corso worked in all aspects of the businesses from machine shop, inspection, assembly, design and production, regulatory oversight, technical writing, and ultimately management. Albert Koenigsberg, our CEO and Director, made a personal investment in a technology used by the Port Authority of New York and New Jersey Police during the World Trade Center attack on September 11, 2001. Mr. Ziccardi, Director, is a financial professional with over 30 years of experience in Banking, Insurance and Investments with a business focus on financial products. Richard Rotanz, Director, led in the development of New York City’s emergency planning programs. Michael Barron, Director, is a developer of new business for nearly 40 years.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

None.

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

	Common Shares
Year Ended December 31, 2019:	High	Low
Quarter Ended March 31, 2019	$0.0014	$0.0001
Quarter Ended June 30, 2019	$0.0002	$0.0001
Quarter Ended September 30, 2019	$0.0002	$0.0001
Quarter Ended December 31, 2019	$0.0001	$0.0001

Year Ended December 31, 2018:	High	Low
Quarter Ended March 31, 2018	$85	$9
Quarter Ended June 30, 2018	$22	$3.50
Quarter Ended September 30, 2018	$4.50	$0.04
Quarter Ended December 31, 2018	$0.23	$0.001

Number of Stockholders

As of December 31, 2019, there were 586 stockholders of record of our common stock.

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

Transfer Agent

Our transfer agent is Action Stock Transfer located in Salt Lake City, UT.

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

Please refer to Note 2 of our audited financial statements for a complete description of our significant accounting policies.

Results of Operations

The following are the results of our continuing operations for the year ended December 31, 2019 compared to the year ended December 31, 2018:

	Year ended
	December 31,	December 31,
	2019	2018	$ Change	% Change

Revenues	$-	$13,145	$(13,145)	-100.0%
Cost of sales	-	(8,754)	8,754	-100.0%
Gross profit (loss)	-	4,391	(4,391)	-100.0%

Operating Expenses:
Compensation and payroll taxes	$400,000	$5,715,918	$(5,315,918)	-93.0%
Selling, general and administrative	38,732	347,093	(308,361)	-88.8%
Professional fees	150,365	987,197	(836,832)	-84.8%
Total expenses	589,097	7,050,208	(6,461,111)	-91.6%

Loss from operations	(589,097)	(7,045,817)	6,456,720	-91.6%

Other income (expense)
Excess derivative liability expense	-	(518,786)	518,786	-100.0%
Interest expense	(143,931)	(958,799)	814,868	-85.0%
Gain (loss) on change in value of derivative liability	156,420	1,054,988	(898,568)	-85.2%
Total other income (expense)	12,489	(422,597)	435,086	-103.0%

Net income (loss) from operations before provision for income taxes	(576,608)	(7,468,414)	6,891,806	-92.3%
Provision for income taxes	-	-	-	-
Net income (loss)	$(576,608)	$(7,468,414)	$6,891,806	-92.3%

Revenue

During the year ended December 31, 2019, the Company didn’t generate any revenue, since it temporarily discontinued its operation of the wine train. During the year ended December 31, 2018, the Company generated minimal revenue from operating the wine train in Santa Barbara, CA. Revenue was generated from selling train tickets, food and beverage, and wine tours. The Company plans to reestablish the service in 2021.

Operating Expenses

Compensation and payroll taxes decreased by $5,315,918, or 93.0%, during the year ended December 31, 2019 as compared to 2018. The decrease in compensation expense in the current year is due to fewer employees and primarily due to significant stock issuances to officers and directors as compensation in stock instead of cash for accrued salaries in the year ended December 31, 2018. Selling, general and administrative expenses decreased by $308,361, or 88.8%, during the year ended December 31, 2019 as compared to the same period in 2018 primarily due to lower office, marketing and advertising expenses. We had a decrease in our professional fee expenses during the year ended December 31, 2019 of $836,832, or 84.8%, due primarily to less of legal, consulting and accounting services.

Other (Expense) Income

Interest expense decreased by $814,868, or 85.0% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease is due primarily to lower debt.

During the year ended December 30, 2019, change in fair value of derivative liability decreased by $898,568 or 85.2% primarily due to the decrease in value of derivative liabilities outstanding during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $576,608 and $7,468,414 for the years ended December 31, 2019 and 2018, respectively. The Company also has an accumulated deficit of $23,396,555 and negative working capital of $3,763,665 as of December 31, 2019, as well as outstanding convertible notes payable of $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the year ended December 31, 2019 and 2018 was $89,664 and $315,866, respectively. Cash used in operating activities for the years ended December 31, 2019 and 2018 were primarily due to net loss of $576,608 and $7,468,414, respectively. During the year ended December 31, 2019, the net loss included significant non-cash expenses of $65,001 in debt discount amortization, $77,500 in stock issued for compensation, and $156,420 in excess derivative liability expense, as well as $500,863 in changes in operating assets and liabilities. During the year ended December 31, 2018, the net loss included significant non-cash expenses of $5,155,928 in stock issued for compensation, $548,110 in debt discount amortization, $410,000 in stock issued for services, $1,054,988 in excess derivative expense and $518,786 gain on change in derivative liability related to convertible notes payable, and $400,000 in warrant expense, as well as $1,174,694 in changes in operating assets and liabilities.

There were no investing activities during the years ended December 31, 2019 and 2018.

Net cash provided by financing activities for the year ended December 31, 2019 amounted to $86,576, which consisted of proceeds from notes payable of $1,546, repayments on notes payable of $1,647 and $86,677 in proceeds from related party notes payable. Net cash provided by financing activities for the year ended December 31, 2018 was $261,991, which consisted of $252,616 in proceeds from convertible notes payable and $158,404 in repayments on convertible notes payable, as well as $159,160 from proceeds from related party notes payable and $47,350 in repayments on related party notes, $2,969 in proceeds from notes payable and $53,000 in proceeds from stock sale.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Las Vegas Xpress, Inc.

Henderson, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Las Vegas Xpress, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continuing net losses and has no revenue-generating operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

July 31, 2020

LAS VEGAS XPRESS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018

Assets

Current assets
Cash	$-	$3,088
Total current assets	-	3,088

Total assets	$-	$3,088

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Accounts payable	$81,127	$57,037
Accrued expenses	2,615,890	2,151,867
Accrued expenses - related parties	64,322	45,918
Unearned revenue	-	1,516
Notes payable - related parties	531,722	445,045
Notes payable	2,868	2,969
Convertible notes payable (net of debt discount of $0 and $65,001, respectively)	324,058	399,111
Derivative liability	143,678	336,825
Total current liabilities	3,763,665	3,440,288
Total liabilities	3,763,665	3,440,288

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 and 98,800 shares issued and outstanding	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 3,518,965,736 and 742,331,965 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	35,189	7,423
Additional paid-in capital	19,597,700	19,375,323
Accumulated (deficit)	(23,396,555)	(22,819,947)
Total shareholders' equity (deficit)	(3,763,665)	(3,437,200)
Total liabilities and shareholders' equity (deficit)	$-	$3,088

See accompanying notes to these financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year ended	Year ended
	December 31,	December 31,
	2019	2018

Revenues	$-	$13,145
Cost of sales	-	(8,754)
Gross profit (loss)	-	4,391

Operating Expenses:
Compensation and payroll taxes	400,000	5,715,918
Selling, general and administrative	38,732	347,093
Professional fees	150,365	987,197
Total expenses	589,097	7,050,208

Loss from operations	(589,097)	(7,045,817)

Other income (expense)
Excess derivative liability expense	-	(518,786)
Interest expense	(143,931)	(958,799)
Gain on change in derivative liability	156,420	1,054,988
Total other income (expense)	12,489	(422,597)

Net loss before provision for income taxes	(576,608)	(7,468,414)
Provision for income taxes	-	-
Net loss	$(576,608)	$(7,468,414)

Net loss per share, basic and diluted	$(0.00)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	2,778,404,899	132,796,729

See accompanying notes to these audited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2017	118,049	$1	98,800	$1	$12,968,634	$(15,351,533)	$(2,382,897)

Stock issued for compensation	640,769,617	6,408	-	-	5,149,520	-	5,155,928
Stock issued for cash	53,000	1	-	-	52,999	-	53,000
Stock issued for services	70,025,000	700	-	-	409,300	-	410,000
Stock issued for notes and interest conversion	31,366,299	313	-	-	394,870	-	395,183
Warrants expense	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(7,468,414)	(7,468,414)

Balance December 31, 2018	742,331,965	$7,423	98,800	$1	$19,375,323	$(22,819,947)	$(3,437,200)

Stock issued for compensation	775,000,000	7,750	-	-	69,750	-	77,500
Stock issued for notes and interest conversion	2,001,133,771	20,011	-	-	152,632	-	172,643
Stock issued for stock subscription payable	500,000	5	-	-	(5)	-	-
Net loss	-	-	-	-	-	(576,608)	(576,608)
Balance December 31, 2019	3,518,965,736	$35,189	98,800	$1	$19,597,700	$(23,396,555)	$(3,763,665)

See accompanying notes to these financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year ended	Year ended
	December 31,	December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(576,608)	$(7,468,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on notes payable	65,001	548,110
Common stock issued for services	-	410,000
Common stock issued for compensation	77,500	5,155,928
Excess derivative liability expense	-	518,786
Gain on change in derivative liability	(156,420)	(1,054,988)
Warrant expense	-	400,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	483,975	1,157,517
Accrued expenses - related parties	18,404	18,468
Unearned revenue	(1,516)	(1,526)
Deposits and prepaid expense	-	235
Net cash used in operating activities	(89,664)	(315,886)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	-	252,616
Repayments on convertible notes payable	-	(158,404)
Repayments on related party notes payable	-	(47,350)
Proceeds from related party notes payable	86,677	159,160
Proceeds from stock sale	-	53,000
Repayments on notes payable	(1,647)	-
Proceeds from notes payable	1,546	2,969
Net cash provided by financing activities	86,576	261,991

Net change in cash	(3,088)	(53,895)
Cash, beginning of the period	3,088	56,983
Cash, end of the period	$-	$3,088

Supplemental disclosure of cash flow information:
Income paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to common stock	$172,643	$395,183
Debt discount on convertible notes	$-	$455,536

See accompanying notes to these financial statements

LAS VEGAS XPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $576,608 for the year ended December 31, 2019. The Company also has an accumulated deficit of $23,396,555 and a negative working capital of $3,763,665 as of December 31, 2019, as well as outstanding convertible notes payable of $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company did not engage in any revenue-generating activities during the year ended December 31, 2019.  During the year ended December 31, 2018, the Company earned $13,145 in revenue from operating the wine train in Santa Barbara, CA. Revenue was generated from selling train tickets, food and beverage, and wine tours. Revenue was recognized after the train tour was completed.

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

Cash and Cash Equivalents:

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2019 and December 31, 2018, the Company had $0 and $3,088 in cash and cash equivalents, respectively.

Basic and Diluted Loss Per Share:

In accordance with ASC 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if potentially dilutive common stock equivalents had been converted to common stock. Common stock equivalents have not been included in the earnings (loss) per share computation for the years ended December 31, 2019 and 2018 as the amounts are anti-dilutive due to net losses. As of December 31, 2019, the Company had 1,436 outstanding warrants and convertible debt of $324,058, which were convertible into 6,114,128,585 shares of common stock. As of December 31, 2018, the Company had 3,426 outstanding warrants and convertible debt of $464,112 which were convertible into 17,764,992 shares of common stock. These items were excluded from the computation of diluted earnings (loss) per share, as they were anti-dilutive.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2019 and December 31, 2018, the Company has not established a liability for uncertain tax positions.

Share Based Payment:

The Company issues stock, options and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees and non-employees in accordance ASC 718. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

During the years ended December 31, 2019 and 2018, the Company incurred $77,500 and $5,155,928, respectively, in stock- based compensation to employees, for which it issued 775,000,000 and 640,769,617, respectively, shares of common stock

During the year ended December 31, 2019, the Company did not issue any shares of common stock for outside services. During the year ended December 31, 2018, the Company issued 70,025,000 shares of common stock for outside services valued at $410,000.

Fair Value of Financial Instruments:

The Company adopted ASC 820, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at December 31, 2019 and December 31, 2018, measured at fair value on a recurring basis:

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$143,678	$143,678

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$336,825	$336,825

(3) Related Party Notes Payable:

The Company acquires on-going funding on an as-needed basis from related parties that include the Company’s officers, directors, majority shareholders, and these parties’ affiliates, pursuant to promissory notes with various origination dates in 2015 and 2017. A summary of outstanding notes payable is as follows:

	December 31,	December 31,
	2019	2018

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$41,810	$41,810

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	24,101	24,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	53,994	53,994

Promissory note, dated September 30, 2015, bearing no interest payable on demand	349,573	262,896

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	59,044

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	3,200

	$531,722	$445,045

For the year ended December 31, 2019, proceeds from related parties totaled $86,677, and interest of $18,404 was accrued. For the year ended December 31, 2018, proceeds from related parties totaled $159,160 and repayments were $47,350, while interest of $18,468 was accrued. Accrued interest on related party loans totaled $64,322 and $45,918 at December 31, 2019 and 2018, respectively.

(4) Convertible Notes Payable:

The Company has entered into various convertible notes with variable conversion rates that create derivative liabilities (Note 6).  A description of outstanding convertible notes payable is as follows:

East Shore Equities LLC

On June 2, 2017, the Company entered into a convertible note agreement with East Shore Equities LLC for total principal borrowings of $19,100. Note is currently in default. The amounts were due on June 2, 2018, and bear interest at a rate of 4% per annum. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 60% of the average of the lowest closing trading price during the 45 trading day period prior to the conversion election date. The balance of the note was $18,260 and $19,100 as of December 31, 2019 and 2018, respectively. The interest expense for the years ended December 31, 2019 and 2018 was $1,939 and $1,209, respectively. The penalty amount at December 31, 2019 was $811 for the total amount due $21,010.

Cardio Infrared Technologies, Inc.

On September 30, 2017, the Company entered into a convertible note agreement with Cardio Infrared Technologies, Inc. for total principal borrowings of $49,800. The amounts are due on demand, and bear interest at a rate of 10% per annum. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 65% of the average of the lowest trading price during the 20 trading day period prior to the conversion election date. The balance of the note was $12,000 as of December 31, 2019 and 2018. The interest expense for the years ended December 31, 2019 and 2018 was $1,501 and $302, respectively.

EMA Financial, LLC

On November 27, 2017, the Company entered into a securities purchase agreement with EMA Financial, LLC (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $85,000 of convertible notes (the “November 2017 Notes”) for an aggregate purchase price of $79,990, less a 12% original issue discount, resulting in $76,500 net proceeds. The November 2017 Notes bear interest at a rate of 12% per annum, payable in arrears on the maturity date of November 27, 2018. Note is currently in default. The November 2017 Notes are convertible into shares of common stock as of the earlier of June 1, 2018 or the effectiveness of a registration statement to register the resale of the shares of common stock issuable upon conversion of the November 2017 Notes, at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. The balance of the note was $19,580 and $68,396 as of December 31, 2019 and 2018, respectively. The interest expense for the years ended December 31, 2019 and 2018 was $13,905 and $2,174, respectively.

Auctus Fund, LLC

On December 20, 2017, the Company entered into a convertible note agreement with Auctus Fund, LLC for total principal borrowings of $112,000. The amounts were due nine months after the issuance of the note on September 20, 2018, and bear interest at a rate of 12% per annum. Note is currently in default. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 50% of the lowest closing trading price during the 25 trading day period prior to the conversion election date. The balance of the note was $68,686 and $112,000 as of December 31, 2019 and 2018, respectively. The interest expense for the years ended December 31, 2019 and 2018 was $12,600 and $13,846, respectively.

L2 Capital, LLC

On April 17, 2018, the Company entered into a convertible note agreement with L2 Capital, LLC for total principal borrowings of $75,000. The amounts were due six months after the issuance of the note on October 17, 2018, and bear interest at a rate of 8% per annum. The note is currently in default. This note is being issued by the borrower to the holder as a commitment fee, pursuant to that certain $2,000,000 equity purchase agreement. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to $15. Warrants were issued in connection with this note (Note 7). The balance of the note was $67,916 and $75,000 as of December 31, 2019 and 2018, respectively. The interest expense for the years ended December 31, 2019 and 2018 was $9,673 and $4,241, respectively. Because of the note being in default, the total balance due, which includes principal, accrued interest and damages is $330,030.

Albee There Too

On April 20, 2018, the Company entered into a convertible note agreement with Albee There Too, LP for total principal borrowings of $50,000. The amounts were due twelve months after the issuance of the note on April 19, 2019, and bear interest at a rate of 12% per annum. Note is currently in default. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 50% of the average closing trading price during the 10 trading day period prior to the conversion election date. The balance of the note was $50,000 at December 31, 2019 and 2018. The interest expense for the years ended December 31, 2019 and 2018 was $10,190 and $4,191, respectively.

BGR Government Affairs, LLC

On April 30, 2018, the Company entered into a convertible note agreement with BGR Government Affairs, LLC for total principal borrowings of $50,000. The amounts were due twelve months after the issuance of the note on April 30, 2019, and bear interest at a rate of 12% per annum. Note is currently in default. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 50% of the average closing trading price during the 10 trading day period prior to the conversion election date. Warrants were issued in connection with this note (Note 7). The balance of the note was $50,000 as of December 31, 2019 and 2018. The interest expense for the years ended December 31, 2019 and 2018 was $10,026 and $4,027, respectively.

GPL Ventures LLC

On January 5, 2018, the Company entered into a convertible note agreement with GPL Ventures LLC for total principal borrowings of $150,000. The amounts were due six months after the issuance of the note on July 5, 2018, and bear interest at a rate of 10% per annum. Note is currently in default. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the Note into shares of the Company’s common stock at a conversion rate equal to 75% of the average of the five lowest closing trading prices during the 10 trading day period prior to the conversion election date. On November 16, 2018, GPL converted $112,384 of the note and $12,616 of accrued interest into 4,306,632 shares of common stock. The balance of the note was $37,616 as of December 31, 2019 and 2018. The interest expense for the years ended December 31, 2019 and 2018 was $4,308 and $564, respectively. Because of the note being in default the Company accrued additional $261,000 in damages during the year ended December 31, 2018.

The following summarizes the carrying value of the convertible notes payable outstanding:

	December 31,	December 31,
	2019	2018

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date.	18,260	19,100

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion	12,000	12,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900 , bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date	19,580	68,396

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date. Note is currently in default with interest rate increased to 24%	68,686	112,000

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2018, convertible to common stock at $15. Note is currently in default with interest rate increased to 24%	67,916	75,000

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	50,000

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date.	50,000	50,000

Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018, convertible to common stock at a discount of 25% of the average of 5 lowest traded prices of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	37,616	37,616

Promissory note, dated November 14, 2018, bearing interest of 14% annually, payable on August 30, 2019, convertible to common stock at a discount of 45% of the one lowest traded price of the common stock during the 25 trading days prior to the conversion date.	-	40,000

Convertible notes before debt discount	324,058	464,112

Less debt discount	-	(65,001)

Total outstanding convertible notes payable	$324,058	399,111

During the year ended December 31, 2019, the Company converted $140,054 convertible note principal and $32,589 in interest ($172,643 total debt) into 2,001,133,771 shares of common stock (Note 7), and recorded debt discount amortization of $65,001.

During the year ended December 31, 2018, the Company received proceeds of $252,616 from convertible notes and recorded debt discount amortization of $548,110. The Company repaid $158,404 on convertible notes and converted $360,788 in convertible note principal and $34,395 in interest ($395,183 total debt) into 31,366,299 shares of common stock (Note 7).

(5) Commitments and Contingencies:

Operating Leases

None. The Company takes exemption from ASC 842, “Leases”, as it rents an office at 2831 St. Rose Pkwy, Henderson, Nevada on month to month basis for $75 a month.

Litigation

We are not party to any material legal proceedings.

(6) Derivative Instruments:

The Company has certain convertible notes payable with elements that qualify as derivatives (Note 4). The convertible notes payable had variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible.

The derivative liability, as it relates to the different instruments, is summarized in the following table:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Beginning balance, January 1	336,825	1,787,063
Additional issuances	-	288,990
Change in value of derivative liability	(156,420)	(1,054,988)
Change in derivative liability due to conversion of notes	(36,727)	(1,203,026)
Excess derivative liability expense		518,786
Ending balance	$143,678	$336,825

The derivative liability was valued using the Black-Scholes Options Pricing Model with the following inputs:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected life in years	1 year	0.1 - 0.66 years
Stock price volatility	0.0%	521.4% - 1,169.3%
Discount rate	40% - 60%	40% - 60%
Expected dividends	None	None
Forfeiture rate	0%	0%

All convertible notes are currently pat due and in default. Since the stock price was the same through 2019 the price volatility equals zero.

(7) Equity:

Common and Preferred Stock

The Company is authorized to issue 10,000,000,000 shares of common stock and 1,000,000 shares of preferred A (each share convertible on one for one base for common stock, no voting rights), 10,000 shares of preferred A-2 (each share convertible into four times the sum of all shares of common stock issued and outstanding with the same voting rights), 1,000,000 shares of preferred B (each share convertible into 10 shares of common stock and has 10 votes for any election) and 1,000 shares of preferred C (each share is not convertible and has voting rights equal to four time the sum of total common stock shares issued and outstanding plus the total number of series B, A and A-2 that are issued and outstanding). The increase in authorized shares of common stock from 3,000,000,000 to 5,000,000,000 shares was effective March 21, 2018 and the increase from 5,000,000,000 to 10,000,000,000 was effective May 17, 2018.

As of September 17, 2018, a reverse stock split in the ratio 5,000 for 1 share and the name change from X Rail Entertainment, Inc. to Las Vegas Xpress, Inc. was effective. The stock split has been retroactively reflected for all periods presented.

During the year ended December 31, 2019, the Company issued an aggregate of 2,001,133,771 shares of common stock for the conversion of $172,643 of convertible notes and associated interest. During the year ended December 31, 2018, the Company issued an aggregate of 31,366,299 shares of common stock for the conversion of $395,183 in convertible notes payable and associated interest.

During the years ended December 31, 2019 and 2018, the Company issued 775,000,000 and 640,769,617, respectively, shares of common stock for employee and directors’ compensation totaling of $77,500 and $5,155,928, respectively.

During the years ended December 31, 2019 and 2018, the Company issued 0 and 53,000, respectively, shares of common stock for total proceeds of $0 and $53,000. Also during the year ended December 31, 2019, the Company issued 500,000 shares of common stock pursuant to a common stock subscription payable.

During the years ended December 31, 2019 and 2018, the Company issued 0 and 70,025,000, respectively, shares of common stock for external services, valued at $0 and $410,000.

Warrants

During the year ended December 31, 2019, the Company did not issue any shares of common stock for warrants. During the year ended December 31, 2018, the Company issued 430 warrants in connection with the convertible notes issued in April 2018 to BGR Government Affairs and L2 Capital, LLC (Note 4). The warrants were valued at the market price on the grant date using the Black-Scholes Options Pricing Model.

The following summarizes the Company's warrant activity during the years ended December 31, 2019 and 2018:

Warrants
Outstanding - December 31, 2017	2,996

Granted	430
Exercised	-
Cancelled	-
Outstanding - December 31, 2018	3,426

Granted	-
Exercised	-
Cancelled	(1,990)
Outstanding - December 31, 2019	1,436

Variables	Values

Stock Price	$0.00
Exercise Price	$750.00
Term	0.16 - 1.33 years
Risk Free Rate	0.25%
Volatility	0.00%

(8) Income Taxes:

The Company accounts for income taxes under ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2019 and 2018, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2019 or 2018. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $13 million, which may be available to offset future taxable income for tax purposes. This carry forward may be limited upon the ownership change under IRC Section 382.

The Components of the deferred tax asset at December 31, 2019 and 2018 are as follows:

	2019	2018
Net Operating loss carry forward	$2,720,000	$2,615,000

Valuation allowance	(2,720,000)	(2,615,000)

Total deferred tax asset	$-	$-

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal Statutory rate to pretax loss for 2019:

2019

Pretax loss at Federal Statutory rate of 21%	$121,000

Non-deductible differences (stock-based compensation)	(16,000)

Change in valuation allowance	(105,000)

Effect of change in Federal tax rates due to newly enacted tax statues	-

Net tax expense (benefit)	$-

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal statutory rates to pretax loss for 2018:

2018

Pretax loss at Federal Statutory rate of 21%	$1,568,000

Non-deductable differences (stock based compensation)	(1,199,000)

Change in valuation allowance	(983,000)

Effect of change in Federal tax rates due to newly enacted tax statues	(614,000)

Net tax expense (benefit)	$-

The following tax years are open for examination by the Internal Revenue Service: 2015-2018.

(9) Related-Party Transactions:

Michael A. Barron, the former CEO of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation (“Allegheny”). The Company was indebted to Allegheny by certain promissory notes with 10% monthly interest. As of December 31, 2019 and 2018, the balance of the note dated December 15, 2015 was $24,101 and the note dated September 30, 2017 was $59,044 (Note 3).

Dianne David, the Company’s Director -Sales, is the spouse of the former CEO, Michael A. Barron and as of December 15, 2015 holds a promissory note with 10% monthly interest and as of December 31, 2019 and 2018, the principal balance is $53,994.

Wanda Witoslawski, the CFO of the Company, holds a promissory note dated December 15, 2015 of $49,910 with a balance at December 31,2019 and 2018 of $41,810, and a promissory note dated September 30, 2017 of $18,400 with a balance at December 31, 2019 and 2018 of $3,200 (Note 3).

United Rail, Inc., an affiliate of the Company’s CFO, holds a promissory note with no interest, payable on demand. The balance as of December 31, 2019 and 2018 was $349,573 and $262,896, respectively.

(10) Subsequent Events

On June 30, 2020, the Company issued 105,163,333 shares of common stock for accrued interest on convertible note of $2,655.

In the month of July 2020, the Company issued 445,562,016 shares of common stock for accrued interest on convertible note of $12,367.

On July 14, 2020, the Company issued 1,500,000,000 shares of common stock and 16 shares of preferred stock C to directors as compensation.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as December 31, 2019. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2019 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO - 2013). Based on this evaluation, management concluded that, as of December 31, 2019, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Albert Koenigsberg	68	Chief Executive Officer, President and Director

Wanda Witoslawski	55	Chief Financial Officer

Glenn Corso	57	Chairman of the Board

Richard Ziccardi	53	Director

Richard Rotanz	66	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Albert Koenigsberg – Chief Executive Officer, President and Director

Albert Koenigsberg made a personal investment in a technology used by the Port Authority of New York and New Jersey Police during the World Trade Center attack on September 11, 2001. Mr. Koenigsberg has dedicated his life mission to the thirty-seven members of the Port Authority Police Department who worked at their desk when the World Trade Center came crumbling down and finding a solution for the safety and security of people and places.

Wanda Witoslawski - Chief Financial Officer

Ms. Witoslawski has served in progressively responsible financial positions for public companies over the past twelve years. She served as Controller for Ocean West Enterprises until its acquisition by Shearson Home Loans in 2005 where she managed the accounting function for a staff of 1,350 employees and $200mm credit facility. Upon Shearson’s exit from mortgage banking in 2007, she joined Liberty Capital Asset Management, an investor in acquiring defaulted mortgage pools. In this capacity, she was in charge of managing public accounting documents for SEC filings and the financial supervision over the liquidation of over 4,000 mortgage loans the company had acquired. Ms. Witoslawski became Controller of Las Vegas Railway Express in 2010 and later was promoted to CFO when the company became public. OTC:PK:URAL. In this capacity she managed all of the compliance and reporting requirements of the public company. She has served as the CFO and principal shareholder in Las Vegas Xpress, Inc., a fully reporting public company which operates passenger train excursions such as the X Wine Railroad www.xwinerailroad.com. She is currently the CFO for United Rail Inc., a consolidator of short line railroads and passenger excursion rail cars. Ms. Witoslawski is a graduate from Gdansk University in Gdansk, Poland and has a Masters’ Degree in economics.

Glenn Corso – Chairman

Glenn Corso has over 40 years of experience in manufacturing and business operations in Diagnostic Medical and Industrial Real Time X-Ray equipment manufacturing companies. Mr. Corso became President and CEO of Precise Optics/Photo Medic Equipment, Inc. in 1995 and President and CEO of Tecnomed USA (Bay Shore Medical Equipment Corp.) in 1990. Mr. Corso worked in all aspects of the businesses from machine shop, inspection, assembly, design and production, regulatory oversight, technical writing, and ultimately management. Mr. Corso became a shareholder accumulating significant ownership of GEOcommand, Inc. and has served on the board since 2008.

Richard Ziccardi – Director

Mr. Ziccardi is a financial professional with over 30 years of experience in Banking, Insurance and Investments with a business focus on financial products. During his career Mr. Ziccardi has held various roles including, but not limited to: Product Manager, LOB Controller, Chief of Staff, CAO, and Global Head of Revenue and RFP Pricing while supporting the servicing of Exchange Traded Funds, Mutual Funds, Hedge Funds, Private Equity, REITs and Variable Annuities. In these capacities, Mr. Ziccardi has worked on Mergers and Acquisition integrations, Client Profitability Modeling, Revenue Maximization, Sales and Client Engagement, New Product Development, Vendor Contract Negotiations, Efficiency and Expense Reduction Initiatives, Recruiting, Hiring, Training, Employee Engagement and Retention. After 19 years at Bank of New York Mellon in various roles and titles including CAO and Managing Director, up to February 2020, Mr. Ziccardi was Global Head of Revenue Control – Asset Servicing. Mr. Ziccardi holds a Bachelor of Business Administration – Accounting - Hofstra University.

Richard Rotanz – Director

Richard Rotanz led in the development of New York City’s emergency planning programs. After digging himself from the debris from World Trade Center which fell around him and many others during the attacks 2001, he was engaged to rebuild New York City’s emergency operation center at Pier 92. In that capacity, Mr. Rotanz managed the coordinated response of over 110 separate organizations from federal, state, and local governments as well as private and non-profit organizations to Ground Zero.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). To the Company’s knowledge, all such reporting obligations were complied with during the year ended December 31, 2019.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Annual Compensation

				Share		All Other
Name and Principal Position	Year	Salary	Bonus	Awards		Compensation	Total

Albert Koenigsberg	2019	$-	$-	$-		$-	$-
CEO and President	2018	$-	$-	$-		$-	$-

Wanda Witoslawski	2019	$-	$-	$17,500	(2)	$-	$17,500
CFO and Treasurer	2018	$39,589	$-	$117,310	(1)	$-	$156,899

___________

(1)	Represents aggregate grant date fair value computed in accordance with ASC Topic 718. The shares were valued at $0.05 - $0.01 per share.

(2)	Represents aggregate grant date fair value computed in accordance with ASC Topic 718. The shares were valued at $0.0001 per share.

Director Compensation

There was no directors’ compensation in the year ended December 31, 2019 and 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2019 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

	Amount of Beneficial	Percent of
Directors, Officers and Beneficial Owners (1)	Ownership (2)	Class (3)

Michael Barron	420,049,484	11.9%
Wanda Witoslawski	292,324,342	8.3%
Joseph Cosio-Barron	212,379,631	6.0%

All directors, officers and beneficial owners as a group	924,753,457	26.2%
_________
(1)	The address of each of the beneficial owners is 2831 St. Rose Pkwy, Suite 200, Henderson, Nevada 89052.

(2)

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 3,518,965,736 shares outstanding as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

All of our directors are independent directors, using the NASDAQ definition of independence.

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

Audit Fees

The aggregate fees billed by the Company's auditor for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the interim financial statements included in the Company's Forms 10-Ks for fiscal 2019 and 2018 were approximately $22,000 and $32,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements: The following audited financial statements are included in Item 8 of this report:

	●	Balance Sheets as of December 31, 2019 and 2018.

	●	Statements of Operations for the years ended December 31, 2019 and 2018.

	●	Statement of Shareholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018.

	●	Statements of Cash Flows for the years ended December 31, 2019 and 2018.

	●	Notes to Financial Statements.

	●	Report of Independent Registered Public Accounting Firm.

(2) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
3.3	By-Laws of the Company (incorporated by reference to Registration Statement on Form 8-A 12G filed November 30, 2017)
10.1	License Agreement between the Company and Las Vegas Railway Express, Inc.
10.2	Letter agreement between the Company and BGR Government Affairs, LLC (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
10.3	Form of Share Exchange Agreement between the Company and shareholder of Las Vegas Railway Express, Inc. (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)

10.4	Convertible note with East Shore Equities, LLC, dated June 2, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.5	Convertible note with Cardio Infrared Technologies, Inc., dated September 30, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.6	Convertible note with Power Up Lending Group LTD, dated November 1, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.7	Convertible note with EMA Financial, LLC, dated November 27, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.8	Convertible note with Adar Bays, LLC, dated December 18, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.9	Convertible note with Auctus Fund, LLC, dated December 20, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.10	Convertible note with Power Up Lending Group LTD, dated December 21, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.11	Employment agreement with Michael Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.12	Employment agreement with Wanda Witoslawski dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.13	Employment agreement with Joseph Cosio-Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.14	Convertible note with BGR Government Affairs, LLC, dated April 30, 2018
10.15	Convertible note with Albee There Too, LP, dated April 20, 2018
10.16	Convertible note with L2 Capital, LLC, dated April 17, 2018
10.17	Convertible note with GPL Ventures LLC, dated January 5, 2018
10.18	Convertible note with Power Up Lending Group LTD, dated November 14, 2018
21	Subsidiaries (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document **
EX-101.SCH	XBRL Taxonomy Extension Schema Document **
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase **
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase **
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2020.

LAS VEGAS XPRESS, INC.

By:	/s/Albert Koenigsberg
Albert Koenigsberg,
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Albert Koenigsberg	Chief Executive Officer, President	July 31, 2020
Albert Koenigsberg	and Director (principal executive officer)

/s/Wanda Witoslawski	Chief Financial Officer	July 31, 2020
Wanda Witoslawski	(principal financial and accounting officer)

/s/Glenn Corso	Chairman of the Board	July 31, 2020
Glenn Corso

/s/Richard Ziccardi	Director	July 31, 2020
Richard Ziccardi

/s/Richard Rotanz	Director	July 31, 2020
Richard Rotanz

