Form 10-Q
period 2020-03-31
LAS VEGAS XPRESS, INC.
filed 2020-08-12
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Commission file number: 333-218746

LAS VEGAS XPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2381 St Rose Pkwy, Suite 297

Henderson, NV 89052

(Address of principal executive offices)

(702) 768-8109

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Number of outstanding shares of common stock as of August 12, 2020 was 5,569,691,085.

LAS VEGAS XPRESS, INC.

PART I FINANCIAL INFORMATION

LAS VEGAS XPRESS, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable	$81,735	$81,127
Accrued expenses	2,718,047	2,615,890
Accrued expenses - related parties	68,926	64,322

Notes payable - related parties	531,722	531,722
Notes payable	2,868	2,868
Convertible notes payable	324,058	324,058
Derivative liability	143,678	143,678
Total current liabilities	3,871,034	3,763,665
Total liabilities	3,871,034	3,763,665

Commitments and contingencies

Shareholders’ equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 shares issued and outstanding	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 3,518,965,736 shares issued and outstanding	35,189	35,189
Additional paid-in capital	19,597,700	19,597,700
Accumulated (deficit)	(23,503,924)	(23,396,555)
Total shareholders’ equity (deficit)	(3,871,034)	(3,763,665)
Total liabilities and shareholders’ equity (deficit)	$-	$-

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019

Revenues	-	$-
Cost of sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Compensation and payroll taxes	93,750	153,750
Selling, general and administrative	608	24,325
Professional fees	-	43,299
Total expenses	94,358	221,374

Loss from operations	(94,358)	(221,374)

Other income (expense)
Interest expense	(13,011)	(51,963)
Gain on change in value of derivative liability	-	84,218
Total other income (expense)	(15,908)	32,255

Net loss before provision for income taxes	(107,369)	(189,119)
Provision for income taxes	-	-
Net loss	$(107,369)	$(189,119)

Net income (loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,518,965,736	1,089,876,043

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2018	742,331,965	$7,423	98,800	$1	$19,375,323	$(22,819,947)	$(3,437,200)

Stock issued for compensation	775,000,000	7,750	-	-	69,750	-	77,500
Stock issued for notes and interest conversion	1,025,758,503	10,258	-	-	110,267	-	120,525
Net loss	-	-	-	-	-	(189,119)	(189,119)
Balance March 31, 2019	2,543,090,468	$25,431	98,800	$1	$19,555,340	$(23,009,066)	$(3,428,294)

Balance December 31, 2019	3,518,965,736	$35,189	98,800	$1	$19,597,700	$(23,396,555)	$(3,763,665)

Net loss	-	-	-	-	-	(107,369)	(107,369)
Balance March 31, 2020	3,518,965,736	$35,189	98,800	$1	$19,597,700	$(23,503,924)	$(3,871,034)

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(107,369)	$(189,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	37,114
Common stock issued for compensation	-	77,500
Gain on change in fair value of derivative liability	-	(84,218)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	102,765	132,206
Accrued expenses - related parties	4,604	4,554
Net cash (used in) operating activities	-	(21,963)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from related party notes payable	-	20,670
Repayments on notes payable	-	(1,430)
Net cash provided by financing activities	-	19,240

Net change in cash	-	(2,723)
Cash, beginning of the period	-	3,088
Cash, end of the period	$-	$365

Supplemental disclosure of cash flow information:
Interest paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to capital	$-	$120,525
Debt discount on convertible notes	$-	$28,887

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(1)  Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $107,369 for the three months ended March 31, 2020. The Company also has an accumulated deficit of $23,503,924 and a negative working capital of $3,871,034 as of March 31, 2020, including outstanding convertible notes payable of $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Las Vegas Xpress, Inc. (the “Company”) are condensed and have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had $0 in cash and cash equivalents.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2020 and December 31, 2019, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the three months ended March 31, 2020 and 2019 as the amounts are anti-dilutive due to net losses. As of March 31, 2020 and December 31, 2019, the Company had 1,436 outstanding warrants and convertible debt of $324,058, which were all excluded from the computation as they were anti-dilutive and are convertible into 6,114,128,585 shares of common stock, which were all excluded from the computation as they were anti-dilutive.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at March 31, 2020 and December 31, 2019, measured at fair value on a recurring basis:

March 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$143,678	$143,678

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$143,678	$143,678

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

During the three months ended March 31, 2020 and 2019, the Company incurred $0 and $77,500, respectively, in stock-based compensation to employees.

The Company values warrants using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options and warrants issued during the three months ended March 31, 2020 were as follows:

Variables	Values as of March 31, 2020		Values as of December 31, 2019
Stock price	$0.0001		$0.0001
Exercise Price	$750		$750
Term	0.01-1.08	years	0.16-1.33	years
Risk Free Rate	0.25%		0.25%
Volatility	0%		579.6%-678.3%

During the three months ended March 31, 2020 and 2019, the Company issued 0 and 775,000,000 shares of common stock for compensation, respectively.

(2) Related Party Notes Payable

The Company acquires on-going funding on an as-needed basis from related parties that include the Company’s officers, directors, majority shareholders, and these parties’ affiliates, pursuant to promissory notes with various origination dates in 2015 and 2017. A summary of outstanding notes payable is as follows:

	March 31,	December 31,
	2020	2019

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$41,810	$41,810

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	24,101	24,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	53,994	53,994

Promissory note, dated September 30, 2015, bearing no interest payable on demand	349,573	349,573

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	59,044

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	3,200
Total notes payable, including accrued interest	$531,722	$531,722

For the three months ended March 31, 2020 and 2019, proceeds from related parties were $0 and $20,670, respectively, and no repayments were made. Accrued interest on the notes totaled $68,926 and $64,322, respectively.

(3) Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date. Note is currently in default.	18,260	18,260

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion. Note is currently in default.	12,000	12,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900 , bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date Note is currently in default.	19,580	19,580

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date. Note is currently in default with interest rate increased to 24%.	68,686	68,686

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2018, convertible to common stock at $15. Note is currently in default with interest rate increased to 24%.	67,916	67,916

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018, convertible to common stock at a discount of 25% of the average of 5 lowest traded prices of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	37,616	37,616

Convertible notes before debt discount	324,058	324,058

Less unamortized debt discount	-	-

Total outstanding convertible notes payable	$324,058	324,058

The Company recorded $0 and $37,114 in debt discount amortization during the three months ended March 31, 2020 and 2019, respectively. The aggregate debt discount was fully amortized at December 31, 2019.

Accrued interest on the convertible notes totaled $142,215 and $95,246 at March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the Company did not convert any convertible note principal nor interest. During the three months ended March 31, 2019, the Company converted $91,211 in convertible note principal and $29,314 in interest ($120,525 total debt) into 1,025,758,503 shares of common stock (Note 5).

See Note 5 for details of warrants issued in connection with the above convertible notes.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2020 and December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Expected term	1	year	1	year
Average volatility	0%		0%
Dividend yield	-		-
Risk-free interest rate	0.05–1.48%		0.05–1.48%

The Company valued the conversion feature using the Black-Scholes valuation model. The fair value of the derivative liability for all the notes that were convertible as of March 31, 2020 and December 31, 2019 amounted to $143,678.

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

During the three months ended March 31, 2020, the Company did not issue any shares for compensation. During the three months ended March 31, 2019, the Company issued an aggregate of 775,000,000 shares of common stock for compensation of $77,500 valued at the stock price on grant date.

During the three months ended March 31, 2020, the Company did not issue any shares of common stock for note or interest conversion. During the three months ended March 31, 2019, the Company issued 1,025,758,503 shares of common stock for note or interest conversion of $120,525.

There were no warrants exercised during the three months ended March 31, 2020 and 2019.

Warrants

The Company accounted for the issuance of Warrants in conjunction with the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the Company’s market share price on the grant date.

The below table summarizes warrant activity during the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2019	1,436	$750
Granted		-
Exercised	-	-
Forfeited	-	-
Balances as of March 31, 2020	1,436	$750

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2020:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
1,436	0.15	$750	1,436	$750

As of March 31, 2020, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.0001 on March 31, 2020.

(6)  Subsequent Events

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

The Company has evaluated events from March 31, 2020 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Las Vegas Xpress, Inc.’s actual results may differ materially from those indicated by the forward- looking statements.

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry, as well as the risk factors identified in the Company’s filings.

When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

The following discussion should be read in conjunction with our condensed financial statements and notes thereto included elsewhere herein.

Business Overview

Las Vegas Xpress, Inc. is in the specialty passenger train business and has three operating divisions: the X Train, currently in the planning stages, is an excursion railroad between metropolitan areas and resort/casino destinations; X Wine Railroads is planned to be a rail excursion from metropolitan areas to wine regions; and Club X Train, currently in the planning stages, is a riders membership club for X Train customers.

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

X Wine Railroad

The Company’s X Wine Railroad service from LA Union Station to Santa Barbara California is planned to run on a scheduled basis, once a month on Saturdays, with individual riders (retail) as well as charters for corporate outings and special events (corporate). The X Wine Railroad will provide a unique wine tasting experience to riders who take the train aboard special period classic railcars and an excursion to the Los Olivos wine area of Southern California. Over 250 private wineries reside in the area and the X Wine Railroad will provide private access to these vineyards on an exclusive basis. Ticket prices are $369 per person, all inclusive. Since February 2017 this train has run once and the Company anticipates to continue to run this train intermittently, depending on demand. X Wine provides an all-inclusive day trip including a gourmet breakfast, wine tasting in the wineries, wine and cheese lunch at the wineries, and a gourmet dinner on the train’s return trip. The Company temporarily suspended the service until 2021 due to change in Amtrak policies.

Club X Train

Club X Train, which is still in the planning stage, will be a one stop shop for all Las Vegas rooms, activities, tours, show tickets and packages. Las Vegas shows, hotel rooms, tours, nightclubs and attractions will all available for members of ClubXTrain.com. This will be the only site riders need to plan their Vegas vacation getaway.

We anticipate that when a customer purchases a train ticket on either the X Train (once it commences operations) or any of the X Wine Railroad excursions, such tickets will include enrollment in our Club X membership club. Members will receive points from each excursion they ride and will be provided discounts on products and services we provide. The more they ride, the more points they will receive. Club X train will be the customer’s ticket within Vegas for access to nightclubs, hosted bottle service, pool parties, gentlemen’s clubs and the Club X Train Crawl: a high end to visiting three nightclubs in one night. Customers will outline their desired plan for the evening and Club X Train will take care of arranging all the details. We expect to commence offering Club X Train service when the X Train commences running, currently anticipated to be January 2022.

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

Results of Operations for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

The following is a comparison of the results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,	March 31,
	2020	2019	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$93,750	$153,750	$(60,000)	-39.0%
Selling, general and administrative	608	24,325	(23,717)	-97.5%
Professional fees	-	43,299	(43,299)	-100.0%
Total expenses	94,358	221,374	(127,016)	-57.4%

Loss from operations	(94,358)	(221,374)	127,016	-57.4%

Other income (expense)
Interest expense	(13,011)	(51,963)	38,952	-75.0%
Gain on change in value of derivative liability	-	84,218	(84,218)	-100.0%
Total other income (expense)	(13,011)	32,255	(45,266)	-140.3%

Net loss before provision for income taxes	(107,369)	(189,119)	81.750	-43.2%
Provision for income taxes	-	-	-	0.0%
Net loss	$(107,369)	$(189,119)	$81,750	-43.2%

Revenue

During the three months ended March 31, 2020 and 2019, the Company didn’t generate any revenue, since it temporarily discontinued its operation of the X Wine Railroad. The Company plans to reestablish the service in 2021.

Operating Expenses

Compensation expense decreased by $60,000, or 39%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in compensation expense was primarily due to lower payroll and fewer employees in 2020. Selling, general and administrative expenses decreased by $23,717, or 97.5%, during the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to decrease in travel and office expenses. Professional fees decreased by $43,299, or 100%, during 2020 as compared to 2019 as Company didn’t use any consulting or legal services.

Other (Expense) Income

Interest expense decreased by $38,952, or 75.0%, during the quarter ended March 31, 2020 as compared to the same period in 2019 due to lower convertible promissory notes in 2020 and debt discount amortization during the three months ended March 31, 2019 (fully amortized at December 31, 2019). During the three months ended March 31, 2020, change in fair value of derivative liability decreased by $84,218 or 100.0%. There were no convertible note conversions or change in Black Scholes inputs during the three months ended March 31, 2020, so there was no change in the fair market value of the derivative liability.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has a net loss of $107,369 for the three months ended March 31, 2020, and a net loss of $189,119 for the three months ended March 31, 2019. The Company also has an accumulated deficit of $23,503,924 and a negative working capital of $3,871,034 as of March 31, 2020, which includes outstanding convertible notes payable $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 were $(0) and $(21,963), respectively. Cash used in operating activities for the three months ended March 31, 2020 and 2019 were primarily due to net loss of $107,369 and $189,119, respectively. During the three months ended March 31, 2020, the net loss included significant non-cash expenses of $107,369 in changes in operating assets and liabilities. During the three months ended March 31, 2019, the net loss included significant non-cash expenses of $77,500 in stock issued for compensation, $37,114 in debt discount amortization, and $84,218 in gain on change in derivative liability, as well as $136,760 in changes in operating assets and liabilities.

There were no investing activities during the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 amounted to $0. Net cash provided by financing activities for the three months ended March 31, 2019 was $19,240, which consisted of $20,670 in proceeds from related parties notes payable and $1,430 in repayments on notes payable.

Description of Indebtedness

For a complete description of our outstanding debt as of March 31, 2020 and December 31, 2019, see Notes 2 and 3 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended March 31, 2020 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company did not issue any shares of its common stock.

Item 3. Default Upon Senior Securities

As of March 31, 2020, we are in default on certain convertible promissory notes:

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

Date: August 12, 2020	Las Vegas Xpress, Inc.

	By:	/s/ Albert Koenigsberg
Chief Executive Officer (principal executive officer)

Date: August 12, 2020
	By:	/s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)

