Form 10-Q
period 2020-06-30
LAS VEGAS XPRESS, INC.
filed 2020-08-19
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Number of outstanding shares of common stock as of August 19, 2020 was 5,569,691,085.

LAS VEGAS XPRESS, INC.

PART I FINANCIAL INFORMATION

LAS VEGAS XPRESS, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets

Current assets
Cash	$1,470	$-
Total current assets	1,470	-

Total assets	$1,470	$-

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable	$60,757	$81,127
Accrued expenses	2,726,440	2,615,890
Accrued expenses - related parties	73,530	64,322
Short term loan – related party	62,579	-
Notes payable - related parties	531,722	531,722
Notes payable	2,868	2,868
Convertible notes payable	324,058	324,058
Derivative liability	825,834	143,678
Total current liabilities	4,607,788	3,763,665
Total liabilities	4,607,788	3,763,665

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 shares issued and outstanding	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 3,624,129,069 and 3,518,965,736 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	36,241	35,189
Additional paid-in capital	19,599,803	19,597,700
Accumulated (deficit)	(24,242,363)	(23,396,555)
Total shareholders’ equity (deficit)	(4,606,318)	(3,763,665)
Total liabilities and shareholders’ equity (deficit)	$1,470	$-

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Operating Expenses:
Compensation and payroll taxes	20,500	76,250	114,250	230,000
Selling, general and administrative	19,530	8,826	20,138	33,151
Professional fees	600	59,154	600	102,453
Total expenses	40,630	144,230	134,988	365,604

Loss from operations	(40,630)	(144,230)	(134,988)	(365,604)

Other income (expense)

Interest expense	(15,653)	(28,210)	(28,664)	(80,173)
Gain (loss) on change in fair value of derivative liability	(682,156)	52,767	(682,156)	136,985
Total other income (expense)	(697,809)	24,557	(710,820)	56,812

Net income (loss) before provision for income taxes	(738,439)	(119,673)	(845,808)	(308,792)
Provision for income taxes	-	-	-	-
Net income (loss)	$(738,439)	$(119,673)	$(845,808)	$(308,792)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,624,129,069	2,935,945,128	3,624,129,069	2,030,916,301

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2018	742,331,965	$7,423	98,800	$1	$19,375,323	$(22,819,947)	$(3,437,200)

Stock issued for compensation	775,000,000	7,750	-	-	69,750	-	77,500
Stock issued for notes and interest conversion	1,025,758,503	10,258	-	-	110,267	-	120,525
Net loss	-	-	-	-	-	(189,119)	(189,119)
Balance March 31, 2019	2,543,090,468	$25,431	98,800	$1	$19,555,340	$(23,009,066)	$(3,428,294)

Stock issued for notes and interest conversion	975,375,268	9,754	-	-	42,364	-	52,118
Net loss	-	-	-	-	-	(119,673)	(119,673)
Balance June 30, 2019	3,518,465,736	$35,185	98,800	1	$19,597,704	$(23,128,739)	$(3,495,849)

Balance December 31, 2019	3,518,965,736	$35,189	98,800	$1	$19,597,700	$(23,396,555)	$(3,763,665)

Net loss	-	-	-	-	-	(107,369)	(107,369)
Balance March 31, 2020	3,518,965,736	$35,189	98,800	$1	$19,597,700	$(23,503,924)	$(3,871,034)
Stock issued for interest conversion	105,163,333	1,052	-	-	2,103	-	3,155
Net loss	-	-	-	-	-	(738,439)	(738,439)
Balance June 30, 2020	3,624,129,069	$36,241	98,800	$1	$19,599,803	$(24,242,363)	$(4,606,318)

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(845,808)	$(308,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	46,919
Common stock issued for compensation	-	77,500
(Gain) loss on change in fair value of derivative liability	682,156	(136,985)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	93,335	234,496
Accrued expenses - related parties	9,208	9,158
Net cash (used in) operating activities	(61,109)	(77,704)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from related party notes payable	-	73,475
Proceeds from short term loan	62,579	-
Proceeds from notes payable	-	1,546
Net cash provided by financing activities	62,579	75,021

Net change in cash	1,470	(2,683)
Cash, beginning of the period	-	3,088
Cash, end of the period	$1,470	$405

Supplemental disclosure of cash flow information:
Interest paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued for interest conversion	$3,155	$172,643

See accompanying notes to these condensed unaudited financial statements

LAS VEGAS XPRESS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(1)  Summary of Significant Accounting Policies

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $845,808 for the six months ended June 30, 2020. The Company also has an accumulated deficit of $24,242,363 and a negative working capital of $4,606,318 as of June 30, 2020, including outstanding convertible notes payable of $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had $1,470 and $0, respectively, in cash and cash equivalents.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2020 and December 31, 2019, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the six months ended June 30, 2020 and 2019 as the amounts are anti-dilutive due to net losses. As of June 30, 2020 and December 31, 2019, the Company had 26 and 1,436 outstanding warrants, respectively, and convertible debt of $324,058, which were all excluded from the computation as they were anti-dilutive and are convertible into 3,951,468,277 shares of common stock, which were all excluded from the computation as they were anti-dilutive.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at June 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

June 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$825,834	$825,834

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$	$	$143,678	$143,678

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

During the six months ended June 30, 2020 and 2019, the Company incurred $0 and $77,500, respectively, in stock-based compensation to employees, for which it issued 0 and 775,000,000 shares of common stock, respectively.

The Company values warrants using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options and warrants issued during the six months ended June 30, 2020 were as follows:

Variables	Values as of June 30, 2020	Values as of December 31, 2019
Stock price	$0.0005	$0.0001
Exercise Price	$750	$750
Term	0.01-0.23 years	0.16-1.33 years
Risk Free Rate	0.25%	0.25%
Volatility	581.1%-598.6%	579.6%-678.3%

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

For the six months ended June 30, 2020 and 2019, proceeds from related party notes payable totaled $0 and $73,475, respectively, and no repayments were made. Accrued interest on the notes totaled $73,530 and $64,322 as of June 30, 2020 and December 31, 2019, respectively.

The Company also received $62,579 in proceeds from a new incoming executive during the six months ended June 30, 2020.  This advance is a non-interest bearing, short-term loan that is due on demand.  No repayments have been made on the loan, and no proceeds were received during the six months ended June 30, 2019.

(3) Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days prior to the conversion date. Note is currently in default.	18,260	18,260

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion. Note is currently in default.	12,000	12,000

Promissory note, dated November 27, 2017, with principal amount of $85,000 and aggregate purchase price of $79,900 , bearing interest of 12% annually, payable within a year, convertible to common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date Note is currently in default.	19,580	19,580

Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018, convertible to common stock at a discount of 50% of the lowest two traded prices of the common stock during the 25 trading days prior to the conversion date. Note is currently in default with interest rate increased to 24%.	68,686	68,686

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2018, convertible to common stock at $15. Note is currently in default with interest rate increased to 24%.	67,916	67,916

Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019, convertible to common stock at a discount of 50% of the average closing bid of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	50,000	50,000

Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018, convertible to common stock at a discount of 25% of the average of 5 lowest traded prices of the common stock during the 10 trading days prior to the conversion date. Note is currently in default.	37,616	37,616

Convertible notes before debt discount	324,058	324,058

Less unamortized debt discount	-	-

Total outstanding convertible notes payable	$324,058	324,058

The Company recorded $0 and $46,919 in debt discount amortization during the six months ended June 30, 2020 and 2019, respectively. The aggregate debt discount was fully amortized at December 31, 2019.

Accrued interest on the convertible notes totaled $150,738 and $103,769 at June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, the Company converted $3,155 of interest on convertible note into 105,163,333 shares of common stock. During the six months ended June 30, 2019, the Company converted $140,054 in convertible note principal and $32,589 in interest ($173,643 total debt) into 2,001,133,771 shares of common stock (Note 5).

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2020 and December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Expected term	1 year	1 year
Average volatility	0%	0%
Dividend yield	-	-
Risk-free interest rate	0.05–1.48%	0.05–1.48%

The Company valued the conversion feature using the Black-Scholes valuation model. During the three months ended June 30, 2020 the stock price for the Company fluctuated causing a change in the valuation of the derivatives. The strike price was affected due to the change of the stock price and the discounts given per the convertible note arrangements. The fair value of the derivative liability for all the notes that were convertible as of June 30, 2020 and December 31, 2019 amounted to $825,834 and $143,678, respectively.

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

During the six months ended June 30, 2020, the Company did not issue any shares for compensation. During the six months ended June 30, 2019, the Company issued an aggregate of 775,000,000 shares of common stock for compensation of $77,500 valued at the stock price on grant date.

During the six months ended June 30, 2020, the Company issued 105,163,333 shares of common stock for interest conversion. During the six months ended June 30, 2019, the Company issued 2,001,133,771 shares of common stock for note or interest conversion of $172,643.

There were no warrants exercised during the six months ended June 30, 2020 and 2019.

Warrants

The Company accounted for the issuance of Warrants in conjunction with the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the Company’s market share price on the grant date.

The below table summarizes warrant activity during the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2019	1,436	$750
Granted	-	-
Exercised	-	-
Forfeited	(1,410)	-
Balances as of June 30, 2020	26	$750

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2020:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
26	0.23	$750	26	$750

As of June 30, 2020, the aggregate intrinsic value of warrants outstanding was $0.00 based on the closing market price of $0.0005 on June 30, 2020.

(6)  Subsequent Events

In the month of July 2020, the Company issued 445,562,016 shares of common stock for accrued interest on convertible note of $12,367.

On July 14, 2020, the Company issued 1,500,000,000 shares of common stock and 16 shares of preferred stock C to directors as compensation.

The Company has evaluated events from June 30, 2020 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

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

Critical Accounting Policies

The preparation of our condensed financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. Please refer to Note 1 to the accompanying financial statements for a more detailed description of our critical accounting policies.  There have been no material changes to these policies during the fiscal year.

Results of Operations for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

The following is a comparison of the results of operations for the three months ended June 30, 2020 and 2019:

	Three months ended
	June 30,	June 30,
	2020	2019	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$20,500	$76,250	$(55,750)	-73.1%
Selling, general and administrative	19,530	8,826	10,704	121,3%
Professional fees	600	59,154	(58,554)	-99.0%
Total expenses	40,630	144,230	(103,600)	-71.8%

Loss from operations	(40,630)	(144,230)	103,600	-71.8%

Other income (expense)
Interest expense	(15,653)	(28,210)	12,557	-44.5%
Gain (loss) on change in value of derivative liability	(682,156)	52,767	(734,923)	-1,392.8%
Total other income (expense)	(697,809)	24,557	(722,366)	-2,941.6%

Net loss before provision for income taxes	(738,439)	(119,673)	(618,766)	517.0%
Provision for income taxes	-	-	-	0.0%
Net loss	$(738,439)	$(119,673)	$(618,766)	517.0%

Revenue

During the three months ended June 30, 2020 and 2019, the Company didn’t generate any revenue, since it temporarily put on hold its operation of the X Wine Railroad. The Company plans to re-establish the service in 2021.

Operating Expenses

Compensation expense decreased by $55,750, or 73.1%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in compensation expense was primarily due to lower payroll and fewer employees in 2020. Selling, general and administrative expenses increased by $10,704, or 121.3%, during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to increase in office expenses. Professional fees decreased by $58,554, or 99%, during 2020 as compared to 2019 as Company used minimal consulting and legal services.

Other (Expense) Income

Interest expense decreased by $12,557, or 44.5%, during the quarter ended June 30, 2020 as compared to the same period in 2019 due to lower convertible promissory notes in 2020 and debt discount amortization during the three months ended June 30, 2019 (fully amortized at December 31, 2019). During the three months ended June 30, 2020, change in fair value of derivative liability decreased by $734,923 or 1,392.8%. There were no convertible note conversions but there was a change in Black Scholes inputs during the three months ended June 30, 2020, so there was a change in the fair market value of the derivative liability.

Results of Operations for the Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

The following is a comparison of the results of operations for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,	June 30,
	2020	2019	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$114,250	$230,000	$(115,750)	-50.3%
Selling, general and administrative	20,138	33,151	(13,013)	-39.3%
Professional fees	600	102,453	(101,853)	-99.4%
Total expenses	134,988	365,604	(230,616)	-63.1%

Loss from operations	(134,988)	(365,604)	230,616	-63.1%

Other income (expense)
Interest expense	(28,664)	(80,173)	51,509	-64.2%
Gain (loss) on change in value of derivative liability	(682,156)	136,985	(819,141)	-598.0%
Total other income (expense)	(710,820)	56,812	(767,632)	-1,351.2%

Net loss before provision for income taxes	(845,808)	(308,792)	(537,016)	173.9%
Provision for income taxes	-	-	-	0.0%
Net loss	$(845,808)	$(308,792)	$(537,016)	173.9%

Revenue

During the six months ended June 30, 2020 and 2019, the Company didn’t generate any revenue, since it temporarily put on hold its operation of the X Wine Railroad. The Company plans to re-establish the service in 2021.

Operating Expenses

Compensation expense decreased by $115,750, or 50.3%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in compensation expense was primarily due to lower payroll and fewer employees in 2020. Selling, general and administrative expenses increased by $13,013, or 39.3%, during the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to increase in office expenses. Professional fees decreased by $101,853, or 99.4%, during 2020 as compared to 2019 as Company used minimal consulting and legal services.

Other (Expense) Income

Interest expense decreased by $51,509, or 64.2%, during the six months ended June 30, 2020 as compared to the same period in 2019 due to lower convertible promissory notes in 2020 and debt discount amortization during the six months ended June 30, 2019 (fully amortized at December 31, 2019). During the six months ended June 30, 2020, change in fair value of derivative liability decreased by $819,141 or 598%. There were no convertible note conversions but there was a change in Black Scholes inputs during the six months ended June 30, 2020, so there was a change in the fair market value of the derivative liability.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has a net loss of $845,808 for the six months ended June 30, 2020, and a net loss of $308,792 for the six months ended June 30, 2019. The Company also has an accumulated deficit of $24,242,363 and a negative working capital of $4,606,318 as of June 30, 2020, which includes outstanding convertible notes payable $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 were $61,109 and $77,704, respectively. Cash used in operating activities for the six months ended June 30, 2020 and 2019 were primarily due to net loss of $845,808 and $308,792, respectively. During the six months ended June 30, 2020, the net loss was adjusted by $102,543 in changes in operating assets and liabilities and change in fair value of derivative liability of $682,156. During the six months ended June 30, 2019, the net loss included significant non-cash expenses of $77,500 in stock issued for compensation, $46,919 in debt discount amortization, and $136,985 in gain on change in derivative liability, as well as $243,654 in changes in operating assets and liabilities.

There were no investing activities during the six months ended June 30, 2020 and 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 amounted to $62,579, which consisted of $62,579 in proceeds from a short-term loan from a related party. Net cash provided by financing activities for the six months ended June 30, 2019 was $75,021, which consisted of $73,475 in proceeds from related parties notes payable and $1,546 in proceeds from notes payable.

Description of Indebtedness

For a complete description of our outstanding debt as of June 30, 2020 and December 31, 2019, see Notes 2 and 3 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the six months ended June 30, 2020 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2020, the Company issued shares of its common stock as follows:

•	105,163,333 shares of common stock issued for interest conversion of $3,155.

Item 3. Default Upon Senior Securities

As of June 30, 2020, we are in default on certain convertible promissory notes:

•	Promissory note dated December 20, 2017 payable on September 20, 2018 to Auctus Fund, LLC with outstanding balance of $68,686.
•	Promissory note dated January 5, 2018 payable on July 5, 2018 to GPL Ventures LLC with outstanding balance of $37,616.
•	Promissory note dated April 18, 2018 payable on October 17, 2018 to L2 Capital, LLC with outstanding balance of $67,916.
•	Promissory note dated June 2, 2017 payable on June 2, 2018 to East Shore Equities with outstanding balance of $18,260.
•	Promissory note dated September 30, 2017 payable on September 30, 2018 to Vortex Capital with outstanding balance of $12,000.
•	Promissory note dated November 27, 2017 payable on November 27, 2018 to EMA Financial, LLC with outstanding balance of $19,580.
•	Promissory note dated April 20, 2018 payable on April 20, 2019 to BGR Government Affairs with outstanding balance of $50,000.
•	Promissory note dated April 30, 2018 payable on April 30, 2019 to Albee There Too, LLC with outstanding balance of $50,000.

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

Date: August 19, 2020	Las Vegas Xpress, Inc.

	By:	/s/ Albert Koenigsberg
Chief Executive Officer (principal executive officer)

Date: August 19, 2020
	By:	/s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)

