Form 10-Q
period 2020-09-30
MAPTELLIGENT, INC.
filed 2020-11-23
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Commission file number: 333-218746

MAPTELLIGENT, INC. (FORMERLY LAS VEGAS XPRESS, INC.)

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2381 St Rose Pkwy, Suite 297

Henderson, NV 89052

(Address of principal executive offices and former company)

561 926-3083

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

Number of outstanding shares of common stock as of November 23, 2020 was 1,521,811.  The 1 for 4,000 reverse split that occurred on October 9, 2020 has been retroactively applied to all periods presented, and reflected in all common stock amounts reported in this Form 10-Q unless otherwise noted.

MAPTELLIGENT, INC.

(FORMERLY LAS VEGAS XPRESS, INC.)

PART I FINANCIAL INFORMATION

Maptelligent, Inc.

(formerly Las Vegas Xpress, Inc.)

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019

Assets

Current assets
Cash	$13,852	$-
Prepaid expenses	15,000
Total current assets	28,852	-

Total assets	$28,852	$-

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Accounts payable	$140,857	$81,127
Accrued expenses	2,746,828	2,615,890
Accrued expenses - related parties	78,185	64,322
Notes payable to related parties	531,722	531,722
Short term loan - related parties	309,429	-
Notes payable	2,868	2,868
Convertible notes payable	324,058	324,058
Derivative liability	200,975	143,678
Total current liabilities	4,334,922	3,763,665
Total liabilities	4,334,922	3,763,665

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, $0.00001 par value, 2,011,000 shares authorized, 98,800 shares issued and outstanding	1	1
Common stock, $0.00001 par value, 10,000,000,000 shares authorized, 1,392,423 and 879,742 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	14	9
Additional paid-in capital	19,874,398	19,632,880
Accumulated (deficit)	(24,180,483)	(23,396,555)
Total shareholders' equity (deficit)	(4,306,070)	(3,763,665)
Total liabilities and shareholders' equity (deficit)	$28,852	$-

See accompanying notes to these unaudited condensed financial statements

Maptelligent, Inc.

(formerly Las Vegas Xpress, Inc.)

Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-

Operating Expenses:
Compensation and payroll taxes	506,473	76,250	620,723	306,250
Selling, general and administrative	25,455	4,634	45,593	37,785
Professional fees	17,900	45,747	18,500	148,200
Total expenses	549,828	126,631	684,816	492,235

Loss from operations	(549,828)	(126,631)	(684,816)	(492,235)

Other income (expense)
Interest expense	(13,151)	(50,606)	(41,815)	(130,779)
Gain (loss) on change in value of derivative liability	624,859	34,699	(57,297)	171,684
Total other income (expense)	611,708	(15,907)	(99,112)	40,905

Net income (loss) from operations before provision for income taxes	61,880	(142,538)	(783,928)	(451,330)
Provision for income taxes	-	-	-	-
Net income (loss)	$61,880	$(142,538)	$(783,928)	$(451,330)
Basic earnings per share:
Net income (loss) per share	$0.05	$(0.16)	$(0.76)	$(0.71)

Weighted average number of common shares outstanding	1,288,099	879,669	1,025,682	633,111

Fully diluted earnings per share:
Net income (loss) per share	$0.03	$(0.16)	$(0.76)	$(0.71)
Weighted average number of common shares outstanding	1,893,107	879,669	1,025,682	633,111

See accompanying notes to these unaudited condensed financial statements

Maptelligent, Inc.

(formerly Las Vegas Xpress, Inc.)

Statements of Shareholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2018	185,583	$2	98,800	$1	$19,382,744	$(22,819,947)	$(3,437,200)

Stock issued for compensation	193,750	2	-	-	77,498	-	77,500
Stock issued for notes and interest conversion	256,440	3	-	-	120,522	-	120,525
Net loss	-	-	-	-	-	(189,119)	(189,119)
Balance March 31, 2019	635,773	$7	98,800	$1	$19,580,764	$(23,009,066)	$(3,428,294)

Stock issued for notes and interest conversion	243,844	2	-	-	52,116		52,118
Net loss	-	-	-	-	-	(119,673)	(119,673)
Balance June 30, 2019	879,617	$9	98,800	$1	$19,632,880	$(23,128,739)	$(3,495,849)

Stock issued for subscription payable	125	-			-		-
Net loss						(142,538)	(142,538)
Balance September 30, 2019	879,742	$9	98,800	$1	$19,632,880	$(23,271,277)	$(3,638,387)

Balance December 31, 2019	879,742	$9	98,800	$1	$19,632,880	$(23,396,555)	$(3,763,665)

Net loss	-	-	-	-	-	(107,369)	(107,369)
Balance March 31, 2020	879,742	$9	98,800	$1	$19,632,880	$(23,503,924)	$(3,871,034)

Stock issued for notes and interest conversion	26,291	-	-	-	3,155	-	3,155
Net loss	-	-	-	-	-	(738,439)	(738,439)
Balance June 30, 2020	906,033	$9	98,800	$1	$19,636,035	$(24,242,363)	$(4,606,318)

Stock issued for notes and interest conversion	111,390	1	-	-	13,366		13,367
Stock issued for compensation	375,000	4	-	-	224,996	-	225,000
Net income						61,880	61,880
Balance September 30, 2020	1,392,423	$14	98,800	$1	$19,874,398	$(24,180,483)	$(4,306,070)

See accompanying notes to these unaudited condensed financial statements

Maptelligent, Inc.

(formerly Las Vegas Xpress, Inc.)

Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(783,928)	$(451,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on notes payable	-	65,001
Common stock issued for compensation	225,000	77,500
Change in fair value of derivative liability	57,297	(171,684)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	190,668	379,225
Accounts payable and accrued expenses - related parties	30,386	13,749
Accounts receivable	(15,000)	-
Unearned revenue		(1,516)
Net cash used in operating activities	(295,577)	(89,055)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from short term loan	309,429
Repayments on convertible notes payable	-	-
Repayments on notes payable	-	(1,647)
Proceeds from related party notes payable	-	86,082
Proceeds from notes payable	-	1,546
Net cash provided by financing activities	309,429	85,981

Net change in cash	13,852	(3,074)
Cash, beginning of the period	-	3,088
Cash, end of the period	$13,852	$14

Supplemental disclosure of cash flow information:
Interest paid with cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest to common stock	$16,523	$172,643

See accompanying notes to these unaudited condensed financial statements

MAPTELLIGENT, INC.

(FORMERLY LAS VEGAS XPRESS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Business:

The Company is a Nevada corporation, originally formed as a Utah corporation under the name State Cycle, Inc. on August 7, 1974. The Company re-domiciled to the state of Nevada and changed its name to X Rail Enterprises, Inc. on November 5, 2015, at which time its primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, the Company changed its name to Las Vegas Xpress, Inc. On April 13, 2020, the Company entered into an asset purchase agreement (the “Agreement”) with an entity affiliated with the Company’s CEO, whereby the Company would acquire certain intellectual property in connection with a planned change in business to assist first responders with data access and transfer in times of crisis using geospatial technology. To that end, on October 9, 2020 and pursuant to FINRA approval, the Company changed its name to Maptelligent, Inc., obtained a new ticker symbol “MAPT,” and effected a 4,000-to-1 reverse stock split.

As of the date of this report, the Agreement has not closed, pending the fulfillment of several provisions therein.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $783,928 for the nine months ended September 30, 2020. The Company also has an accumulated deficit of $24,180,483 and a negative working capital of $4,306,070 as of September 30, 2020, including outstanding convertible notes payable of $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Maptelligent, Inc., (the “Company”) are condensed and have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

Risks and Uncertainties:

To date, the company has not generated any sales.  The Company operates in a software industry that is subject to intense competition. The inability of the Company to establish contracts and generate sales could have a materially adverse impact on the Company’s operations.  Failure to generate significant revenues and ultimately profits, may force the Company to curtail plans or possibly suspend operations.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2020, and December 31, 2019, the Company had $13,852 and $0, respectively, in cash and cash equivalents.

Related Parties:

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 2).

Income Taxes:

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry forwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2020, and December 31, 2019, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if potential dilutive common stock equivalents had been converted to common stock. Common stock equivalents resulting from outstanding debt convertible into 605,008 shares of common stock have been included in the earnings per share computation for the three months ended September 30, 2020, as the Company earned a net income.  These equivalents have been excluded from loss per share computations for the nine months ended September 30, 2020, and the nine months ended September 30, 2020 and 2019, as these amounts are anti-dilutive due to net losses.

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

The Company is still investigating possible revenue streams and the application of ASC 606 thereto.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at September 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

September 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$200,975	$200,975

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$143,678	$143,678

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

During the nine months ended September 30, 2020 and 2019, the Company incurred $225,000 and $77,500, respectively, in stock-based compensation to employees / board members, for which it issued 375,000 and 193,750 shares of common stock, respectively.

The Company values warrants using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options and warrants outstanding at September 30, 2020 and December 31, 2019 were as follows:

Variables	Values as of September 30, 2020	Values as of December 30, 2019
Stock Price	$0.0003	$0.00
Exercise Price	$750	$750
Estimated Term	0.01-0.44 years	0.16-1.33 years
Risk Free Rate	0.25%	0.25%
Volatility	581.1% - 598.6%	579.6% - 674.6%

(2) Related Party Notes Payable

The Company acquires on-going funding on an as-needed basis from related parties that include the Company’s officers, directors, majority shareholders, and these parties’ affiliates, pursuant to promissory notes with various origination dates in 2015 and 2017. A summary of outstanding notes payable is as follows:

	September 30,	December 31,
	2020	2019

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	$41,810	$41,810

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	24,101	24,101

Promissory note, dated December 15, 2015, bearing interest at 10% annually, payable on demand	53,994	53,994

Promissory note, dated September 30, 2015, bearing no interest payable on demand	349,573	349,573

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	59,044

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	3,200

	$531,722	$531,722

For the nine months ended September 30, 2020 and 2019, proceeds from related party notes payable totaled $0 and $86,082 respectively, and no repayments were made. Accrued interest on the notes totaled $78,185 and $64,322 as of September 30, 2020 and December 31, 2019, respectively.

Other short-term loan – related parties:

The Company also received $309,429 in proceeds from a new incoming executive during the nine months ended September 30, 2020. This advance is a non-interest bearing, short-term loan that is due on demand. No repayments have been made on the loan, and no proceeds were received during the nine months ended September 30, 2019.

(3) Convertible Notes Payable

The following summarizes the book value of the convertible notes payable outstanding as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year, convertible to common stock at a discount of 40% of the lowest traded price of the common stock during 45 trading days
prior to the conversion date. Note is currently in default.	18,260	18,260

Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand, convertible to common stock at the discount of 35% of the lowest traded price of the common stock during 20 trading days prior to the conversion. Note is currently in default.
	12,000	12,000

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
days prior to the conversion date. Note is currently in default	68,686	68,686
with interest rate increased to 24%.

Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2018, convertible to
common stock at $15. Note is currently in default	67,916	67,916
with interest rate increased to 24%.

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

The Company recorded $0 and $65,001in debt discount amortization during the nine months ended September 30, 2020 and 2019, respectively. The aggregate debt discount was fully amortized at December 31, 2019.

Accrued interest on the convertible notes totaled $159,234 and $103,769 at September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, the Company converted $16,522 of interest on convertible note into 137,681 shares of common stock. During the nine months ended September 30, 2019, the Company converted $140,054 in convertible note principal and $32,589 in interest ($172,643 total debt) into 500,284 shares of common stock (Note 5).

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020 and December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Expected term	1	year	1	year
Average volatility	0%		0%
Dividend yield	-		-
Risk-free interest rate	0.05–1.48%		0.05–1.48%

The Company valued the conversion feature using the Black-Scholes valuation model. During the nine months ended September 30, 2020 the stock price for the Company fluctuated causing a change in the valuation of the derivatives. The strike price was affected due to the change of the stock price and the discounts given per the convertible note arrangements. The fair value of the derivative liability for all the notes that were convertible as of September 30, 2020 and December 31, 2019 amounted to $200,975 and $143,678, respectively.

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

During the nine months ended September 30, 2020, the Company issued 375,000 shares of common stock for directors’ compensation of $225,000 valued at par value on grant date. During the nine months ended September 30, 2019, the Company issued an aggregate of 193,750 shares of common stock for compensation of $77,500 valued at the stock price on grant date.

As of October 9, 2020, a reverse stock split in the ratio of 4,000-for-1 and the name change from Las Vegas Xpress, Inc. to Maptelligent, Inc. was effective. All share amounts in this filing have been adjusted retroactively to reflect the split.

During the nine months ended September 30, 2020, the Company issued 137,682 shares of common stock for $16,522 accrued interest conversion. During the nine months ended September 30, 2019, the Company issued 500,283 shares of common stock for note and interest conversion of $172,643.

There were no warrants exercised during the nine months ended September 30, 2020 and 2019.

Warrants

The Company accounted for the issuance of Warrants in conjunction with the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the Company’s market share price on the grant date.

The below table summarizes warrant activity during the nine months ended September 30, 2020 on a pre-split basis:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2019	1,436	$750
Granted	-	-
Exercised	-	-
Forfeited	(1,436)	-
Balances as of September 30, 2020	-	N/A

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2020:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
-	-	N/A	-	N/A

(6) Subsequent Events

On October 9, 2020, a reverse stock split in the ratio of 4,000-for-1, a stock ticker change to MAPT, and a name change from Las Vegas Xpress, Inc. to Maptelligent, Inc. were effective.

The Company has evaluated events from September 30, 2020 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q (“Quarterly Report”) contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward- looking statements.

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

For purposes of this Quarterly Report, “Maptelligent,” “we,” “our,” “us,” or similar references refers to Maptelligent, Inc, unless the context requires otherwise.

Business Overview

We are a Nevada corporation, originally formed as a Utah corporation under the name State Cycle, Inc. on August 7, 1974. We moved the corporation to the state of Nevada and changed our name to X Rail Enterprises, Inc. on November 5, 2015, at which time our primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, we changed our name to Las Vegas Xpress, Inc. On October 9, 2020 and pursuant to approval from FINRA, the Company effected a 4000-to-1 reverse stock split, changed its name to Maptelligent, and obtained the new ticker symbol “MAPT.”

We are on a mission to save lives through our novel use of geospatial technology. Our goal is to transform how data and information are accessed by those who need it most during a time of crisis, namely first responders. Our solution integrates disparate data from sensors, cameras, alarms, access control and accountability systems creating actionable intelligence by presenting their location within a building and by visualizing the data and information they provide on an intuitive map interface. We provide a geographic platform for first responders to access site specific information enhancing situational awareness while en route and upon arrival to an incident scene. This quick access to pertinent information shortens the time it takes for tactical action thereby mitigating additional life and property threat exposure. Our geocentric system serves as a common operating picture for all stakeholders involved in maintaining and protecting physical structures and venues. Through partnerships with industry leaders in physical security technology, our solutions act as the data integration platform for visualizing information produced by partner's technologies. Our solution serves a large market of organizations and entities who are often at risk from threats and emergency incidents, including schools, universities, hospitals, shopping malls, sporting events, commercial enterprises and ports.

Our customers begin their solution journey by uploading a building floor plan via a PDF file to a hosted solution in the cloud. This low-touch and low-cost solution allows users to quickly share site specific details with public safety. Our customers seeking to share additional relevant information and data are able to use our content management cloud services making it accessible anywhere on any device with permission. We offer a suite of maps and applications providing customers the ability to maintain and manage data in a mobile environment for public safety to create incident pre-plans associated with the building floor plan and for building engineers to manage maintenance schedules for critical elements of a building such as alarm panels, pull stations and fire extinguishers. We provide for our customers the ability to build high fidelity floor plans, safety assessments, and system integration services making the whole system complete and comprehensive.

GEOCommand Software

On April 13, 2020, the Company, under its former name Las Vegas Xpress Inc., entered into an asset purchase agreement with GEO command, Inc. a Florida corporation (“GEOcommand”), to acquire GEOcommand’s proprietary GEOcommand Software source code and the applicable access to operate such software (the “GEOcommand Software”) in exchange for common stock in the Company, such that the shares issued to GEOcommand shall represent eighty percent (80%) of the post-closing shares of the total outstanding common stock of the Company.  Additionally, GEOcommand agreed to loan to the Company the sum of $75,000 to be used by the Company to bring current it’s accounting past due fees, bring current the fees for listing on the OTC Markets Exchange under an OTCQB listing, fees to the State of Nevada to remain current as a Nevada business, filing fees with FINRA, and fees and expenses required to create and file an S-1 registration statement in the future for an amount to raise at least $5 million (collectively, the “GEOcommand Transaction”). In connection with the GEOcommand Transaction, the Company intends to enter into a licensing agreement with GEOcommand for the exclusive, unlimited and world-wide use of the GEOcommand Software in exchange for $1,000,000.  As of the date of this report, none of these above actions have been executed yet, as various provisions of the underlying contract have not been fulfilled.  The timing of the satisfaction of these events is currently unknown.

Following the World Trade Center attack in 2001, Albert Koenigsberg, used his extensive background in communication technologies and investigated additional technologies that could make the response efforts of emergency managers more streamlined. Hurricane Katrina presented many new problems for first responders, so Mr. Koenigsberg attended a series of meetings to better understand the communication “gaps” that our responders identified. Following Hurricane Katrina Mr. Koenigsberg decided to take a pro-active position to these gaps and started GEOcommand, a company focused on the research and development of new world technologies dedicated to the safety and security of people and the places they congregate. With the Sandy Hook School shooting, the Aurora Theater attack, the Boston Marathon bombing, the horrific events that have taken place in 2015 Paris shootings, 2016 Orlando nightclub shooting and the Marjory Stoneman Douglas High School in Parkland, Florida (which was only 10 miles from his office in Boca Raton), Mr. Koenigsberg continued to pursue the creation of an interoperable method of sharing critical in-building information with our first responders. Following the 2017 Las Vegas shooting during the Harvest Music Festival, it was evident the problem of data sharing between our public servants needed to be solved. The current COVID-19 pandemic further identified the need for horizontal and vertical data sharing between hospitals and first responders worldwide.

GEOcommand has pioneered the development of their in-building intelligent real time, location-specific GIS platform and has invested over $8 million in the preparation of the GEOcommand Software. The GEOcommand Software is a site-specific mapping platform that provides a real time view utilizing the Esri ArcGIS, a geographic information software, for first responders to visualize the building floor plans, locations of critical assets such as electrical shutoff, water main valves, gas lines, metal detectors, door access controls and cameras before they arrived on scene. Researchers determined that upon arriving on scene, first responders were first required to obtain basic information on the infrastructure of the building or the location of the perpetrator. The GEOcommand, Software suite allows first responders to review the site en route to the scene and before entering the building which helps save lives and property.

Following the GEOcommand Transaction, the Company will be able to provide a multi-layer geographic information system which can serve as the common situational awareness tool for all community services, including fire, police, public works, local utility companies, community planners, and tax assessors. These solutions can act as the “heart” and “soul” for “Smart City Initiatives” both large and small. All products are scalable by design and encourage data sharing across multiple jurisdictions. Our technologies also encourage a public/private partnership for local, state, and national business enterprises the ability to provide the local responder agency the ability to assess an event while en route to an incident.

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

Results of Operations for the Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

The following is a comparison of the results of operations for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,	September 30,
	2020	2019	$ Change	% Change

Revenues	$-	$-	$-	0.0%

Operating Expenses:
Compensation and payroll taxes	$506,473	$76,250	$430,223	564.2%
Selling, general and administrative	25,455	4,634	20,821	449.3%
Professional fees	17,900	45,747	(27,847)	-60.9%
Total expenses	549,828	126,631	423,197	334.2%

Loss from operations	(549,828)	(126,631)	(423,197)	334.2%

Other income (expense)
Excess derivative liability expense			-	0.0%
Interest expense	(13,151)	(50,606)	37,455	-74.0%
Gain (loss) on change in value of derivative liability	624,859	34,699	590,160	1700.8%
Total other income (expense)	611,708	(15,907)	627,615	-3945.5%

Net income (loss) from operations before provision for income taxes	61,880	(142,538)	204,418	-143.4%
Provision for income taxes	-	-	-	0.0%
Net income (loss)	$61,880	$(142,538)	$204,418	-143.4%

Revenue

During the three months ended September 30, 2020, the Company did not generate any revenue, as it was in the process of transitioning to Maptelligent, Inc. and revising its business and operations. During the three months ended September 30, 2019, the Company didn’t generate any revenue.

Operating Expenses

Compensation expense increased by $430,223, or 564.2% during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase in compensation expense was primarily due to higher payroll and increased employees during such period in 2020. Selling, general and administrative expenses increased by $20,821, or 449.3%, during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to increase in office expenses. Professional fees decreased by $27,847, or 60.9%, during the three months ended September 30, 2020 as compared to the same period in 2019, as Company used less consulting and legal services.

Other (Expense) Income

Interest expense decreased by $37,455, or 74.0% during the quarter ended September 30, 2020 as compared to the same period in 2019 due to lower convertible promissory notes in 2020 and debt discount amortization during the three months ended September 30, 2019 (fully amortized at December 31, 2019). During the three months ended September 30, 2020, change in fair value of derivative liability increased by $590,160 or 1,700.8%.

Results of Operations for the Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

The following is a comparison of the results of operations for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,	September 30,
	2020	2019	$ Change	% Change

Revenues	$-	$-	$-	0
Cost of sales	-	-	-	0
Gross profit (loss)	-	-	-	0

Operating Expenses:
Compensation and payroll taxes	$620,723	$306,250	$314,473	102.7%
Selling, general and administrative	45,593	37,785	7,808	20.7%
Professional fees	18,500	148,200	(129,700)	-87.5%
Total expenses	684,816	492,235	192,581	39.1%

Loss from operations	(684,816)	(492,235)	(192,581)	39.1%

Other income (expense)
Excess derivative liability expense	-		-	0.0%
Interest expense	(41,815)	(130,779)	88,964	-68.0%
Gain (loss) on change in value of derivative liability	(57,297)	171,684	(228,981)	-133.4%
Total other income (expense)	(99,112)	40,905	(140,017)	-342.3%

Net income (loss) from operations before provision for income taxes	(783,928)	(451,330)	(332,598)	73.7%
Provision for income taxes	-	-	-	-
Net income (loss)	$(783,928)	$(451,330)	$(332,598)	73.7%

Revenue

During the nine months ended September 30, 2020, the Company did not generate any revenue, as it was in the process of transitioning to Maptelligent, Inc. and revising its business and operations. During the nine months ended September 30, 2019, the Company didn’t generate any revenue.

Operating Expenses

Compensation expense increased by $314,473, or 102.7% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase in compensation expense was primarily due to higher payroll and increased employees during such period in 2020. Selling, general and administrative expenses increased by $7,808, or 20.7%, during the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to increase in office expenses. Professional fees decreased by $129,700, or 87.5%, during the nine months ended September 30, 2020 as compared to the same period in 2019, as Company used less consulting and legal services.

Other (Expense) Income

Interest expense decreased by $88,964, or 68.0% during the nine months ended September 30, 2020 as compared to the same period in 2019 due to lower convertible promissory notes in 2020 and debt discount amortization during the nine months ended September 30, 2019 (fully amortized at December 31, 2019). During the nine months ended September 30, 2020, change in fair value of derivative liability decreased by $228,981 or 133.4%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has a net loss of $783,928 for the nine months ended September 30, 2020, and a net loss of $451,330 for the nine months ended September 30, 2019. The Company also has an accumulated deficit of $24,180,483 and a negative working capital of $4,306,070 as of September 30, 2020, which includes outstanding convertible notes payable $324,058. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

We believe that the successful growth and operation of our business is dependent upon our ability to do the following:

•	obtain adequate sources of debt or equity financing to fund our business; and
•	manage or control working capital requirements by controlling operating expenses.

Management is attempting to raise additional equity and debt to fund our business which will sustain operations until it can market its services and achieve profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 were $295,577 and $89,055, respectively. Cash used in operating activities for the nine months ended September 30, 2020 and 2019 were primarily due to net loss of $783,928 and $451,330, respectively. During the nine months ended September 30, 2020, the net loss was adjusted by $225,000 in stock issued for compensation, $206,054 in changes in operating assets and liabilities and change in fair value of derivative liability of $57,297. During the nine months ended September 30, 2019, the net loss included significant non-cash expenses of $77,500 in stock issued for compensation, $65,001 in debt discount amortization, and $171,684 in gain on change of derivative liability, as well as $391,458 in changes in operating assets and liabilities. There were no investing activities during the nine months ended September 30, 2020 and 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 amounted to $309,429 which consisted of $309,429 in proceeds from a short-term loan from a related party. Net cash provided by financing activities for the nine months ended September 30, 2019 was $85,981, which consisted of $86,082 in proceeds from related party notes payable, proceeds from notes payable of $1,546 and repayments on notes payable of $1,647.

Description of Indebtedness

For a complete description of our outstanding debt as of September 30, 2020 and December 31, 2019, see Notes 2 and 3 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the nine months ended September 30, 2020 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than the following:

On September 15, 2020 Wanda Witoslawski resigned as CFO of Maptelligent, Inc., formerly known as Las Vegas Xpress, Inc.  Richard Ziccardi was appointed by the Board of Directors as a new CFO effective October 9, 2020.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, the Company issued shares of its common stock as follows:

•	111,390 shares of common stock issued for interest conversion of $13,368.

Item 3. Default Upon Senior Securities

As of September 30, 2020, we are in default on certain convertible promissory notes:

•	Promissory note dated December 20, 2017 payable on September 20, 2018 to Auctus Fund, LLC with outstanding balance of $68,686.
•	Promissory note dated January 5, 2018 payable on July 5, 2018 to GPL Ventures LLC with outstanding balance of $37,616.
•	Promissory note dated April 18, 2018 payable on October 17, 2018 to L2 Capital, LLC with outstanding balance of $67,916.
•	Promissory note dated June 2, 2017 payable on June 2, 2018 to East Shore Equities with outstanding balance of $18,260.
•	Promissory note dated September 30, 2017 payable on September 30, 2018 to Vortex Capital with outstanding balance of $12,000.
•	Promissory note dated November 27, 2017 payable on November 27, 2018 to EMA Financial, LLC with outstanding balance of $19,580.
•	Promissory note dated April 20, 2018 payable on April 20, 2019 to BGR Government Affairs with outstanding balance of $50,000.
•	Promissory note dated April 30, 2018 payable on April 30, 2019 to Albee There Too, LLC with outstanding balance of $50,000.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

3.1

Certificate of Amendment to the Articles of Incorporation and Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, 78.385 and 78.390 as filed by Las Vegas Xpress, Inc. to change to Maptelligent, Inc., with the Secretary of State of the State of Nevada, as included as Exhibit 3.1 in the Company’s Form 8-K filed on October 13, 2020

10.1	Resignation Letter of CFO dated September 15, 2020, as included as Exhibit 10.1 in the Company Form 8-K filed on September 17, 2020

10.2	Asset Purchase Agreement with Schedule, as included as Exhibit 10.1 in the Company’s Form 8-K dated October 13, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 23, 2020	Maptelligent, Inc.

	By:	/s/ Albert Koenigsberg
Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2020
	By:	/s/ Richard Ziccardi
Chief Financial Officer (Principal Financial Officer)

