Form 10-K
period 2020-12-31
MAPTELLIGENT, INC.
filed 2021-04-15
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-218746

MAPTELLIGENT, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0203182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2831 St Rose Pkwy, Suite 200

Henderson, NV 89052

(Address of principal executive offices)

415-990-8141

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

At June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,079,750 based on the closing sale price of the registrant’s common stock on June 30, 2020 of $1.60 per share.

Number of outstanding shares of common stock as of April 13, 2021 was 57,958,172.

Documents Incorporated by Reference: None.

MAPTELLIGENT, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. Potential risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

MAPTELLIGENT, INC.

(FORMERLY LAS VEGAS XPRESS, INC.)

PART I

Item 1. Business

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in the Annual Report, including those set forth above in the Special Cautionary Note Regarding Forward-Looking Statements or elsewhere in this Annual Report.

History

Following the World Trade Center attack in 2001, our former CEO, Albert Koenigsberg, used his extensive background in communication technologies and investigated additional technologies that could make the response efforts of emergency managers more streamlined. Hurricane Katrina presented many new problems for first responders, so Mr. Koenigsberg attended a series of Katrina Panel meetings to better understand the communication “gaps” that our responders identified. Following Katrina Mr. Koenigsberg decided to take a pro-active position to these gaps and started GEOcommand, Inc., a company focused on the research and development of new world technologies dedicated to the safety and security of people and the places they congregate. With the Sandy Hook School shooting, the Aurora Theater attack, the Boston Marathon bombing, the horrific events that have taken place in Paris and Orlando and the Marjory Stoneman Douglas High School in Parkland, Florida (which was only 10 miles from his office in Boca Raton), Mr. Koenigsberg continued to pursue the creation of an interoperable method of sharing critical in-building information with our first responders. When the Las Vegas attack during the Harvest Music Festival took place, everyone realized the problem of data sharing between our public servants needed to be solved. The current COVID- 19 Pandemic further identified the need for horizontal and vertical data sharing between hospitals and first responders worldwide.

After careful consideration and assessment of current market conditions, in lieu of investing in updating legacy GEOcommand solutions to modern technology platforms, we have decided to improve our product portfolio by developing new capabilities consistent with current technology innovations such as SaaS, Cloud, and e-commerce product delivery.

Business Overview

Maptelligent, Inc. (“Maptelligent,” “we”, “our” or “the Company”) technology serves a market of organizations and entities who are often at risk from threats and emergency incidents such as: schools, universities, hospitals, shopping malls, sporting events, commercial enterprises, and ports (sea and air), to name a few.

We provide a cloud based geographic platform to access information relevant to structures and sites enabling better emergency response to incidents occurring within buildings.

Our solution integrates disparate data from sensors, cameras, alarms, access control and accountability systems creating actionable intelligence on an intuitive map display. This rapid access to relevant information enhances situational awareness to mitigate additional loss of life and property when shared with first responders.

We also provide a suite of tools providing customers the ability to maintain and manage data in a mobile environment. Access to geospatial data in the cloud will provide customers to perform additional spatial analytics such as flood risk analysis, threatening weather analysis, transportation route optimization, etc.

Mobile applications Apps provide the ability to create incident pre-plans for public safety and facility management tools for smart building management.

We will continue to develop our in-building floorplan modeling GIS platform using the significant investment in the preparation of software solutions that has previously been made by using the ESRI software as well as our Reseller Agreement with GeoComm, Inc. GeoComm, provider of Public Safety Location Intelligence®, has a national reputation as a leading provider of public safety GIS systems. These systems route emergency calls to the appropriate 9-1-1 call center, map the caller’s location on a call taker or dispatcher map, and guide emergency responders to the scene of the accident on mobile displays within police, fire, and ambulance vehicles. Over the last 26 years, GeoComm has grown to serve local, regional, statewide, and military agencies in forty-nine states, helping keep more than 100 million people safe. In addition, in 2021 GeoComm’s statewide NG9-1-1 GIS project footprint has expanded to include seventeen statewide projects across the country. To learn more about GeoComm and our Public Safety Location Intelligence offerings visit www.geo-comm.com.

We will continue to develop GeoComm’s in-building floorplan modeling GIS platform in coordination with ESRI software. ESRI is an international supplier of geographic information system software, web GIS and geodatabase management applications. Esri uses the name ArcGIS to refer to its suite of GIS software products, which operate on desktop, server, and mobile platforms. ArcGIS also includes developer products and web services. In a general sense, the term GIS describes any information system that integrates, stores, edits, analyzes, shares and displays geographic information for informing decision making.

As a result of the agreement with ESRI as a Silver Partner – Value Added Reseller, we now are able to provide a multi-layer geographic information system which can serve as the common situational awareness tool for all community services, including fire, police, public works, local utility companies, community planners, and tax assessors. We intend to license our products through “White Labeling” and packaging our product offerings. These solutions can support Smart City Initiatives both large and small. Smart city initiatives are programs that use advanced technology like cameras, sensors and the Internet of Things to collect data on things like water usage, volume of traffic, electricity consumption, parking availability, waste management, the presence of pedestrians and bicyclists, and interactions between citizens and their city government. Analytics help to process and transform this data into actionable information. All products are scalable by design and encourage data sharing across multiple jurisdictions. Our technologies also encourage a public/private partnership for local, state, and national business enterprises the ability to provide the local responder agency the ability to assess an event while en route to an incident. We believe our approach will help save lives and property.

Struggling through the chaos of responding to everyday emergency calls and catastrophes like 9/11, firefighters, police, and other emergency responders were not able to access or share critical data - basic information such as building floor plans, emergency pre-plans, and responder locations. The result is a breakdown in a coordinated and efficient response.

Today, following various home-grown terrorist attacks on elementary schools, malls, and colleges the same breakdown still exists. Our. suite of technologies bridges this information gap by providing solutions that allow for a visually intuitive way for school administrators, business owners, and first responders to help save lives and property.

This set of comprehensive tools is designed for everyday use, scaling seamlessly from ordinary incidents to multi-agency mass response. Our software ensures that first responders can provide emergency services efficiently, safely, and effectively-whether it is a local or mutual aid response-without interrupting or impacting day-to-day operations.

We are dedicated to offering a scalable, cost-effective interoperability solution, providing any Smart City initiative vital information to the first responders when they need it most.

We are developing business partnerships that currently provide hardware and software solutions such as cameras, door access controls, metal detectors, AI, cloud services and other commonly used stand-alone technologies in security and situational awareness solutions. Each of these partnerships are designed to allow their existing customers the ability to seamlessly integrate with our market offerings. These relationships will allow their existing customers to create, maintain, and connect their systems of critical infrastructure in an intuitive GIS based map display and viewed by their local, regional and state emergency response agencies and personnel. We combine multiple layers of situational awareness into an extensible framework needed to fully implement emergency planning and facility/asset management goals.

Our technologies are a one-of-a-kind collaborative software system that can be used by multiple agencies and jurisdictions to plan & coordinate emergency and disaster response, management and mitigation.

Our solutions and related tools create seamless interoperability and timely distribution of information across disparate systems and platforms. We have created the tools that address the communication, collaboration and organizational challenges faced by responders during large-scale emergency events.

Whether a user is focused on a specific building and critical assets therein or looking broadly at a whole region of mutual response locations, the backbone of each aspect of operations is the GIS and the data displayed within.

From a Citywide Perspective to a Single Building - Protect the Safety & Security of Specific Infrastructures Solution Offers:

•	A detailed operating picture of your city for use in pre-planning and training thus ensuring the best response to an emergency.

•	An integration dashboard for additional city infrastructures represented in a “location-first” manner - visually on a map, with the ability to click through for current status.

•	An interactive regional map that includes details of critical sites within your city and neighboring jurisdictions.

A Comprehensive Community Solution - Ensures First Responder Access

We make your critical information readily available to local fire and police departments, giving them access to important response information related to your community.

•	Minimize Property Damage
•	Shared Mutual Aid Information
•	More Efficient Response
•	Enhanced Situational Awareness
•	Effective Collaboration Support

We believe we are ideal for all community services, including fire, police, public works, local utility companies, community planners, and tax assessors.

Our Solution- Using GIS for In-Building Intelligence

We allow for a “location-first” approach to connecting multiple disparate data sources and business systems into one location-specific situational awareness interface for viewing critical assets and infrastructure.

Easily Collect and Maintain Data

Get everything you need to create, edit, organize, maintain, and share your situational awareness data-hardware, software, building inspection and pre-planning tools.

•	Catalog and save your facility information right onto the floor plan
•	An intuitive interface allows for more efficient data collection
•	Live sketching tools can help communicate response scenarios and training plans
•	Collaborative interface allows first responders to collaborate, pool resources, and plot strategies

From a Single Building to a Campus Complex

Integrates with strategic partners “cloud” services to expand from a single location to a complex of buildings or campus. Multiple building plans tied together with regional context for more comprehensive facilities management and emergency planning.

We are used daily in concert with your facility management processes to efficiently run your company/facility(ies) while also providing critical and valuable response information to your local first responder agencies.

Whether you are a single property owner or a large corporation that maintains facilities throughout the world and allows you to streamline your operational and maintenance records, improves efficiency, ensures safety protocols and improves your bottom line.

Our suite of products distinguishes the Company from its competitors by providing detailed and interactive site-specific data. We address a critical need, a public/private partnership for the sharing of critical data both horizontally and vertically. This is done without an undue burden on agency resources.

Our Solution & Why We Believe We Are Unique

We are a state-of-the-art geographic information map-based interface which provides emergency responders with near real-time, location-specific situational awareness technology to better enhance response times to man-made and natural disasters.

Our platform will provide a common operating picture for first responders - enabling school and campus police to connect and share critical data sources in one location- specific situational awareness interface for viewing - with school administrators.

The technology will identify critical assets such as cameras, door access controls, metal detectors, panic buttons, etc., when breached. When an alarm is triggered, the map will automatically display the alarm location and any specific information the alarm is sending. In addition, the technology can interface with both indoor and outdoor shooter detection systems and biometrics (facial recognition) for a proactive response.

We provide a simple and intuitive way to view area-wide to specific in-building floor plans and critical assets as well as other areas of interest within your campus infrastructure.

Our technologies provide responding agencies with the ability to rapidly identify and share active threats and hazards (i.e., active shooter, fire, hazardous materials) - before arrival or at the scene and coordinate resources for better command and control of the event.

All our technologies have been designed by a team of passionately focused innovators. Our suite of proven tools empowers first responders to make well-informed critical decisions by providing them with key technological insights.

REVENUE STREAM STRATEGY

The GEOcommand, Inc., business model was very heavy on PC based services, where we would go in, build a floor plan, capture attribute data, digitize it, and present it on a map. This essentially meant there is a lot of work up-front even before getting paid for the service and product.

To get around this, we are planning on partnering with strategic business partners so we can offer a low-cost/low-touch solutions within our buying experience such as that associated with SaaS. This can be implemented by simply directing the customer to www.maptelligent.com as they subscribe to our map conversion and data sharing service between their infrastructure and their first responders.

To create an effective buyer experience, a strategy to implement four interwoven revenue streams will provide a low cost/low touch entry point to work with us and provide customers with options as their needs grow.

The four revenue streams are as follows:

1.	SaaS (recurring subscription for a hosted solution)
2.	Content Management Solutions
3.	Products/Solutions (apps, software, and hardware per user)
4.	Professional Services (ProServ) (time, material, expenses)

Maptelligent SaaS

The SaaS model is a multi-tenant hosted solution to be used by all customer stakeholders to view and share information. Feature/functionality is extended and complemented through selling Products and Solutions. For example: Customized ArcGIS Collector App for building engineers to maintain building attributes and setup maintenance schedules. An App for teachers to initiate an emergency alert and provide location and status of each student.

SaaS is strategic to our future business because SaaS is the direction the market is moving toward in solution buying. SaaS offers customers a streamlined method to acquire new technology and shortens the sales cycle and increases profit margins through lower cost of sales.

Content Management

Today’s IT market is rapidly moving to the cloud. The cloud is a global network of servers, each with a unique function. The cloud is not a physical entity, but instead is a vast network of remote servers around the globe which are linked together and meant to operate as a single ecosystem. These servers are designed to either store and manage data, run applications, or deliver content or a service such as streaming videos, web mail, office productivity software, or social media. Instead of accessing files and data from a local or personal computer, you are accessing them online from any Internet-capable devices making the information available anywhere. Many companies and organizations are choosing the cloud as a cost-effective means of storing large volumes of data and information. The cloud affords organizations the ability to address and access their data storage needs rapidly and securely while only paying for what they use. This cloud utility model is a fundamental change from the legacy private data centers.

We provide customers with a cloud content management solution to store and manage data associated with the security solutions we provide.

Products/Solutions (Maps and Apps)

As mentioned above, the product/solution revenue stream is associated with complementing and extending the SaaS product with a series of stand-alone maps and apps that will support the hosted solution with specific use cases such as building maintenance, fire department preplanning and risk analysis, and law enforcement tactical response planning and execution.

The types of maps we can provide would be proprietary content and shareable with the customer for an additional subscription fee. Customers can select map layers from a catalog of map services to use within their own map.

Professional Services

ProServ is our core business and distinctive competence and will provide work engagements for our implementation and project team. It should complement our overall solution offering but not be the leading driver of how we first engage with a customer. With that in mind, how we get building plans into the map can be as simple as adding a PDF to get the customer started, or for an additional cost, we do a complete and thorough review and assessment of the customer facility. ProServ will be our upsell, not the initial sell.

1.	We build and map high-fidelity floor plans including collecting attribute data. Our target market is school safety and physical security for critical infrastructure and large campus facilities
2.	A SaaS solution for organizations interested in mapping building floor plans to facilitate a better public safety response to emergency incidents at the location
3.	We plan to utilize hosted SaaS solutions (Partner Companies) as a platform to sell to our customers for low-fidelity building plan mapping
4.	We propose our organization creates an organization instance on Partner Company’s SaaS solutions
5.	We will provide our own user provisioning to collect customer information and subscriptions
6.	We will share the revenue collected with Partner Companies
7.

We intend to use the Partner Company’s solutions as a means to facilitate a low-touch entry into mapping for schools, hospitals, and enterprises interested in providing better security of their facilities through first responders having access to information

8.	We intend to establish a proprietary content management solution for its customers to use
9.

We will provide/share content (high-fidelity floor plans, etc.) we collect via the Partner Company’s SaaS interface so that dispatch centers, and first responders as part of the relationship with Partner Companies.

10.	Ultimately Maptelligent, Inc., and various Partner Companies would collaborate on opportunities to drive solution utilization

SALES & MARKETING PLAN

We are on a mission to enhance physical security of structures where large gatherings of people can be found such as, schools, universities, hospitals, sports venues, shopping malls, corporate campuses, etc. Through the use of geospatial technology, we are transforming the way data and information is accessed during a time of crisis by those who need it most...first responders. Our solution integrates disparate data from sensors, cameras, alarms, access control, accountability systems and many other sources to create actionable intelligence by presenting their location within a building and by visualizing the data/information they provide on an intuitive map interface.

We provide a geographic platform for first responders to access site-specific information enhancing situational awareness while en route and upon arrival at the incident scene. This quick access to relevant information shortens the time it takes for tactical action by allowing advanced arrival planning, thereby mitigating additional life and property threat exposure.

Our geocentric system serves as a common operational picture for all stakeholders involved in maintaining and protecting physical structures and venues. Through potential partnerships with industry leaders in physical security technology, Maptelligent, Inc., solutions act as the data integration platform for visualizing information produced by partners technologies.

Our solution serves a large market of organizations and entities who are often at risk from threats and emergency incidents such as: schools, universities, hospitals, shopping malls, sporting events, commercial enterprises, ports (sea and air), to name a few markets.

Our customers begin their solution journey by uploading a building floor plan via a PDF file to a hosted solution in the cloud. This low-touch/low-cost solution allows users to quickly share site-specific details with public safety.

Our customers seeking to share additional relevant information and data are able to use Maptelligent, Inc., content management cloud services making it accessible anywhere on any device with permission.

We offer a suite of maps and apps providing customers the ability to maintain and manage data in a mobile environment for public safety to create incident preplans associated with the building floor plan and for building engineers to manage maintenance schedules for critical elements of a building such as alarm panels, pull stations, extinguishers, and other assets which need regular attention.

We offer customers with Professional Services (ProServ) to build high fidelity floor plans, safety assessments, and system integration services making the whole system complete and comprehensive.

We have developed our sales plan to maximize our product’s market penetration and revenue potential. We intend to promote sales through a combination of in-house efforts, strategic partnerships, license arrangements and reseller agreements.

To date we have primarily been focused on research, development and field testing. Having an abundance of ambition, we have delivered multiple proofs of concept, despite a limited funding. In order to have a successful rollout of products, the company aims to be in the position to hire experienced sales managers and account executives to sell to both the public and private markets.

We believe we represent the only community solution that addresses all four pillars of preparation, mitigation, response, and recovery in a single application. Our software will integrate fire, police, EMS (Emergency Medical Services), and private and municipal assets into a single common operating picture. Our platform allows for authentication of each end user’s data input across multi-disciplinary and interagency activities. This allows various administrative users the ability to update data on a near real-time basis, allowing for a free flow of updates from authorized administrators to end users responding to an incident.

All emergencies start at a local level. These emergencies may escalate and involve multiple community agencies, multiple jurisdictions, and sometimes even to the point of a federal response. Our suite of software focuses on both pre-incident planning and enhanced data handling during response and mitigation. Our software will allow for complete horizontal and vertical data sharing, providing a common operating picture for all agencies from the fire and police chief, to the mayor, state agencies, and federal authorities.

Our development considers the needs of emergency and public safety responders as well as the needs of the building owners to form a unique public and private partnership for community preparedness. We believe our suite of products distinguishes us from our competitors by providing detailed and interactive site-specific data. We address a critical need: a public/private partnership for the sharing of pertinent data both horizontally and vertically without undue burden on existing agency resources.

THE MARKETS

The safety and security of people and places extends to many vertical markets because the value of emergency planning is not limited to first responders themselves. The same concepts apply to other types of organizations, such as:

•	School Districts
•	Colleges and Universities
•	Hospitals, Nursing Homes, Assisted Living
•	Hotels and Casinos
•	Airports and Seaports
•	Government Buildings (Courthouse complexes, DMV, Internal revenue, and more)
•	Theaters and Cineplexes
•	Large Commercial Property Owners and Management Companies
•	Safe/Smart City Projects
•	Oil & Gas Companies
•	Telecommunication Companies
•	Sport Venues
•	Global corporations with widespread facilities and critical assets. e.g. retail stores, restaurant chains, manufacturers, industrial parks, to name a few examples.

Current Business Partnerships/Sales

Esri Business Partner: We are currently a Silver Business Partner with Esri, whose geographic software engine is the core of our GIS interface. This relationship should boost our marketing and sales substantially, as we will be providing a robust product for public safety, and Esri is the de facto in public safety mapping worldwide.

The Company has been developing strategic partnerships. Our objective is to introduce us to well established distribution outlets and technology partners. These strategic partnerships will build awareness about our products, generate significant sales, and will allow the company to focus on technology development. Today the company is involved in working with several strategic partners.

Competition

While we believe that we provide a unique software solution for use by first responders, we will face intense competition from other companies that engage or may engage in providing computer software and related technology to assist first responders.

Many of these competitors have been in existence for a considerable period of time, have substantially greater resources than we do and have developed relationships with regulators and government officials that may facilitate their ability to attract government contracts to their companies rather than ours.

Seasonality

We do not expect any seasonality in our business.

Employees

Other than our Officers and Directors we have three full-time and no part-time employees. We anticipate adding additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating qualified staff.

Intellectual Property

In the future, we may rely on a combination of patent, trademark, copyright, and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases, and our brand.

We plan to have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Our agreements with clients include confidentiality and non-disclosure provisions.

Settlement with GEOcommand

On March 31, 2021, we entered into a Settlement Agreement (the “Agreement”), GEOcommand, Inc. (“GEOcommand”) and Albert Koenigsberg (together with GEOcommand, the “Releasors”). On April 13, 2020, the Company, under its former name, as Las Vegas Xpress, Inc., entered into an Asset Purchase Agreement with GEOcommand to acquire certain assets of GEOcommand (the “APA”). Under the Agreement, the Company agreed to release and relinquish any claims against the Releasors over certain assets subject to the APA, in exchange for the Releasors releasing the Company from certain potential claims related to the APA, including its obligation to acquire GEOcommand and its software. The Agreement also contained certain mutual releases, covenants and representations from both parties to the Agreement.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties.

Our mailing address is 2831 St. Rose Parkway, Suite #297 Henderson, NV 89052. Our telephone number is (415) 990-8141.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink under the symbol “MAPT”. The following table sets forth the high and low prices per share of our common stock for each period indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended December 31, 2020:	High	Low
Quarter Ended March 31, 2020	$0.40	$0.20
Quarter Ended June 30, 2020	$4.00	$0.20
Quarter Ended September 30, 2020	$3.60	$0.80
Quarter Ended December 31, 2020	$5.99	$0.03

Year Ended December 31, 2019:	High	Low
Quarter Ended March 31, 2019	$11.60	$0.40
Quarter Ended June 30, 2019	$1.20	$0.20
Quarter Ended September 30, 2019	$0.80	$0.20
Quarter Ended December 31, 2019	$0.40	$0.20

Series A Preferred Stock

1,000,000 shares of preferred A designated, with each share convertible on one for one base for common stock and no voting rights.

Series A-2 Preferred Stock

10,000 shares of preferred A-2 designated, with each share convertible into four times the sum of all shares of common stock issued and outstanding with the same voting rights.

Series B Preferred Stock

1,000,000 shares of preferred B designated, with each share convertible into 10 shares of common stock and has 10 votes for any election.

Series C Preferred Stock

1,000 shares of preferred C designated, with each share are not convertible and has voting rights equal to four times the sum of total common stock shares issued and outstanding plus the total number of series B, A and A-2 that are issued and outstanding.

Security Holders

As of December 31, 2020, we had approximately 672 individual shareholders of record of our Common Stock.

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

Transfer Agent

Our transfer agent is Action Stock Transfer located at 2469 E. Fort Union Blvd Ste 214, Salt Lake City, UT 84121.

Recent Sales of Unregistered Securities.

Except as set forth below, during our fiscal years ended December 31, 2020 and 2019, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. Unless otherwise disclosed below, all issuances of Common Stock were made pursuant to the exemption under Section 4(a)(2) of the Securities Act.

On October 15, 2020 we conducted a private offering of our Common Stock, at $0.20 price per share, for proceeds of $716,242 to accredited investors. The Company issued 4,835,420 shares of common stock.

Issuance of Common Stock Pursuant to Convertible Promissory Notes

On June 30, 2020, the Company converted $3,155 of a promissory note into 26,291 shares of its common stock.

On July 10, 2020, the Company converted $5,425 of a promissory note into 45,210 shares of its Common Stock.

On July 28, 2020, the Company converted $7,942 of a promissory note into 66,180 shares of its Common Stock.

On October 19, 2020, the Company converted $5,016 of a promissory note into 62,700 shares of its Common Stock.

On November 3, 2020, the Company converted $5,264 of a promissory note into 65,800 shares of its Common Stock.

On November 5, 2020, the Company issued 888 shares of Common Stock for fractional issuances from the 4,000:1 reverse stock split.

On November 12, 2020, the Company converted $5,523 of a promissory note into 69,000 shares of its Common Stock.

On November 19, 2020, the Company converted $41,759 of a promissory note into 296,500 shares of its Common Stock.

On November 20, 2020, the Company converted $22,811 of a promissory note into 285,000 shares of its Common Stock.

On November 24, 2020, the Company converted $18,125 of a promissory note into 129,403 shares of its Common Stock.

On December 1, 2020, the Company converted $15 of a promissory note into 150,000 shares of its Common Stock.

On December 14, 2020, the Company converted $72 of a promissory note into 720,000 shares of its Common Stock.

On December 15, 2020, the Company converted $30,125 of a promissory note into 250,000 shares of its Common Stock.

On December 29, 2020, the Company converted $100,467 of a promissory note into 755,388 shares of its Common Stock.

Other

On July 14, 2020, the Company issued 125,000 shares of Common Stock for employee compensation of $75,000.

On July 14, 2020, the Company issued 125,000 shares of Common Stock for compensation of $75,000.

On July 14, 2020, the Company issued 125,000 shares of Common Stock for compensation of $75,000.

On December 31, 2020, the Company issued 14,700,000 shares of Common Stock for compensation of $735,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Statement regarding Forward-Looking Statements” and elsewhere in this Annual Report. Please see the notes to our Financial Statements for information about our Critical Accounting Policies and Recently Issued Accounting Pronouncements.

Management’s Discussion and Analysis

The Company has had limited revenues from operations in each of the last two fiscal years, and in the current fiscal year.

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

We are on a mission to enhance physical security of structures where large gatherings of people can be found such as, schools, universities, hospitals, sports venues, shopping malls, corporate campuses, etc. We enhance the ability to provide a safer environment through the use of geospatial technology by presenting a building footprint, floorplan and associated attributes on a map for property stakeholders and first responders to access during emergency incidents. Our goal is to transform how data and information are accessed by those who need it most during a time of crisis, namely first responders. We provide a geographic platform for first responders to access site specific information enhancing situational awareness while en route and upon arrival to an incident scene. This ability to access pertinent information shortens the time it takes for tactical action thereby mitigating additional life and property threat exposure. Our geocentric system serves as a common operating picture for all stakeholders involved in maintaining and protecting physical structures and venues. Through potential partnerships with industry leaders in physical security technology, our solutions act as the data integration platform for visualizing information produced by partner’s technologies.

Once our software is completed, our customers will begin their solution journey by uploading a building floor plan via a PDF file to a hosted solution in the cloud. This low-touch and low-cost solution allows users to quickly share site specific details with public safety. Our customers seeking to share additional relevant information and data are able to use our content management cloud services making it accessible anywhere on any device with permission. We plan to offer a suite of maps and applications providing customers the ability to maintain and manage data in a mobile environment for public safety to create incident pre-plans associated with the building floor plan and for building engineers to manage maintenance schedules for critical elements of a building such as alarm panels, pull stations and fire extinguishers. We plan to provide for our customers the ability to build high fidelity floor plans, safety assessments, and system integration services making the whole system complete and comprehensive.

GEOCommand Software

On April 13, 2020, the Company, under its former name Las Vegas Xpress Inc., entered into an asset purchase agreement with GEOcommand, Inc. a Florida corporation (“GEOcommand”), to acquire GEOcommand’s proprietary GEOcommand Software source code and the applicable access to operate such software (the “GEOcommand Software”) in exchange for common stock in the Company, such that the shares issued to GEOcommand shall represent eighty percent (80%) of the post-closing shares of the total outstanding common stock of the Company. Additionally, GEOcommand agreed to loan to the Company the sum of $75,000 to be used by the Company to bring current it’s accounting past due fees, bring current the fees for listing on the OTC Markets Exchange under an OTCQB listing, fees to the State of Nevada to remain current as a Nevada business, filing fees with FINRA, and fees and expenses required to create and file an S-1 registration statement in the future for an amount to raise at least $5 million (collectively, the “GEOcommand Transaction”). In connection with the GEOcommand Transaction, the Company intended to enter into a licensing agreement with GEOcommand for the exclusive, unlimited and world-wide use of the GEOcommand Software in exchange for $1,000,000. As of the date of this report, none of these above actions have been executed yet, as various provisions of the underlying contract have not been fulfilled. The timing of the satisfaction of these events is currently unknown.

GEOcommand has developed their in-building, location-specific GIS platform and has significant investments in the preparation of the GEOcommand Software. The GEOcommand Software is a site-specific mapping platform that provides a real time viewing of building floorplans on a map utilizing the Esri ArcGIS, a geographic information software, so first responders can visualize the locations of critical assets such as electrical shutoff, water main valves, gas lines, metal detectors, door access controls and cameras before they arrived on scene.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in our financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

•	Use of Estimates
•	Derivative liability
•	Stock-based Compensation
•	Income Taxes

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 2 of Notes to the Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future.

Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Stock-based Compensation

The Company issues stock, options and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees and non-employees in accordance ASC 718. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

Income Taxes

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

Results of Operations

The following are the results of our continuing operations for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	Year Ended
	December 31,
	2020	2019	Change
Revenue	$-	$-	$-

Operating expense	1,918,117	589,097	1,329,020
Other income (expense)	(104,330,703)	12,489	(104,343,192)
Net loss	$(106,248,820)	$(576,608)	$(105,672,212)

Revenue

During the year ended December 31, 2020 and 2019, the Company did not generate any revenue.

Operating Expenses

	Year Ended
	December 31,
	2020	2019	Change

General and administrative	$118,356	$38,732	$79,624
Professional fee	48,698	150,365	(101,667)
Compensation and payroll taxes	1,751,063	400,000	1,351,063
Total operating expenses	$1,918,117	$589,097	$1,329,020

Compensation and payroll taxes increased by $1,351,063, or 338%, during the year ended December 31, 2020 as compared to 2019. The increase in compensation expense in the current year is primarily due to stock issuances to officers and directors as non-cash compensation in stock and employees’ payroll. Professional fees decreased by $101,667, or 68%, during the year ended December 31, 2020 as compared to the same period in 2019 primarily due to consulting fees. General and administrative expenses increased by $79,624, or 206%, during the year ended December 31, 2020 as compared to 2019. The increase in general and administrative expenses is primarily due to an increase in rent, marketing software expenses.

Other (Expense) Income

	Year Ended
	December 31,
	2020	2019	Change

Interest expense	$(150,024)	$(143,931)	$6,093
Change in fair value of derivative liability	(104,180,679)	156,420	104,337,099
Total other income (expense)	$(104,330,703)	$12,489	$(104,343,192)

The increase in other expense was primarily due to an increase in loss on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	December 31,	December 31,
	2020	2019	Change
Current assets	$247,114	$-	$247,114
Current liabilities	$106,182,388	$3,763,665	$(102,418,723)
Working capital deficiency	$(105,935,274)	$(3,763,665)	$(102,171,609)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $106,248,820 and $576,608 for the years ended December 31, 2020 and 2019, respectively. The Company also has an accumulated deficit of $129,645,375 and negative working capital of $105,935,274 as of December 31, 2020, as well as outstanding convertible notes payable of $229,438.

As of December 31, 2020 the net loss and working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $102 million, for the valuation of a convertible feature on one of our convertible notes that is convertible at $0.0001 per share. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 5 and 7 in our financial statements, as they are disclosed elsewhere in this Annual Report.

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

Management is attempting to raise additional capital via equity and debt offerings to sustain operations until it can market its services and achieves profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows

	Year Ended
	December 31,
	2020	2019	Change
Cash used in operating activities	$(670,678)	$(89,664)	$(581,014)
Cash used in investing activities	$(21,900)	$-	$(21,900)
Cash provided by financing activities	$754,150	$86,576	$667,574
Cash on hand	$61,572	$-	$61,572

Operating activities

Net cash used in operating activities for the year ended December 31, 2020 and 2019 was $670,678 and $89,664, respectively. During the year ended December 31, 2020, we incurred a net loss of $106,248,820 and the net loss included significant non-cash expenses of $20,447 in debt discount amortization, $960,000 in stock issued for compensation and $104,180,679 in change in fair value of derivative liabilities, as well as $417,016 in changes in operating assets and liabilities. During the year ended December 31, 2019, we incurred a net loss of $576,608 and the net loss included significant non-cash expenses of $65,001 in debt discount amortization, $77,500 in stock issued for compensation, and $156,420 in change in fair value of derivative liabilities, as well as $500,863 in changes in operating assets and liabilities.

Investing activities

During the year ended December 31, 2020, the Company lent $36,000 to related parties and $14,100 was paid back from related parties.

There were no investing activities during the years ended December 31, 2019.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was $754,150, which consisted of $100,000 in proceeds from convertible notes payable, $467,900 from proceeds from issuance of common stock, $230,000 in proceeds from notes payable and repayments of notes payable of $43,750. Net cash provided by financing activities for the year ended December 31, 2019 amounted to $86,576, which consisted of proceeds from notes payable of $1,546, repayments on notes payable of $1,647 and $86,677 in proceeds from related party notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as December 31, 2020. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2020 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO - 2013). Based on this evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially effected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. Our executive officers are appointed by our Board and serve until their respective successors are elected and appointed and qualify until their earlier resignation or removal from office.

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date of Appointment
Albert Koenigsberg	Former CEO, President and Director	69	5/11/20
Richard Ziccardi	CFO and Director	54	5/11/20
Glenn Corso	Director	58	5/11/20
Richard Rotanz	Director	67	5/11/20
Joseph A. Cosio-Barron	CEO, President, CCO and Director	71	7/22/20

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Richard Ziccardi - Chief Financial Officer, Board of Director

Mr. Ziccardi is a financial professional with over 30 years of experience in Banking, Insurance and Investments with a business focus on financial products. During his working career Mr. Ziccardi has held various roles including, but not limited to: Product Manager, LOB Controller, Chief of Staff, CAO, and Global Head of Revenue and RFP Pricing while supporting the servicing of Exchange Traded Funds, Mutual Funds, Hedge Funds, Private Equity, REITs and Variable Annuities. In these capacities, Mr. Ziccardi has worked on Mergers and Acquisition integrations, Client Profitability Modeling, Revenue Maximization, Sales and Client Engagement, New Product Development, Vendor Contract Negotiations, Efficiency and Expense Reduction Initiatives, Recruiting, Hiring, Training, Employee Engagement and Retention. From 2001 – 2020, Mr. Ziccardi was employed at the Bank of New York Mellon in various roles and titles including CAO and Managing Director, up to February 2020, Mr. Ziccardi was Global Head of Revenue Control - Asset Servicing. Mr. Ziccardi holds a Bachelor of Business Administration - Accounting - Hofstra University.

Richard Rotanz - Board of Director

Fire Chief Rotanz led in the development of New York City’s emergency planning programs. After digging himself from the debris from World Trade Center which fell around him and many others during the attacks in 2001, he was engaged to rebuild New York City’s emergency operation center at Pier 92. In that capacity, he managed the coordinated response of over 110 separate organizations from federal, state, and local governments as well as private and non-profit organizations to Ground Zero. Mr. Rotanz, was the program manager, for the NYC Department of Health & Mental Hygiene from 2014 through 2015, where he developed the program managing process for New York City’s new post emergency canvassing operations (PECO). From 2016 – 2020 Mr. Rotanz was performing doctoral studies at the Walden University. From 2017 through to current, Mr. Rotanz has been the president of Rotanz and Associates, where he consults with a team of subject matter experts and specialized firms in delivering expedient services in advancing sales/ services and survivability; thereby, increasing profits.

Glenn Corso - Chairman of the Board

Mr. Corso has over 40 years of experience in manufacturing and business operations in Diagnostic Medical and Industrial Real Time X- Ray equipment manufacturing companies. Glenn became President and CEO of Precise Optics/Photo Medic Equipment, Inc. in 1995 and President and CEO of Tecnomed USA (Bay Shore Medical Equipment Corp.) in 1990. Since 2000, Mr. Corso has owned and operated Consol Air, Inc., a company that owns and operates a Beechcraft Baron 58P which he charters for flights around the east coast. Mr. Corso worked in all aspects of the businesses from machine shop, inspection, assembly, design and production, regulatory oversight, technical writing, and ultimately management. Mr. Corso became a shareholder accumulating significant ownership of GEOcommand, Inc. and has served on the board from 2008 to March 11, 2021.

Joseph A. Cosio-Barron – CEO, President, Director of Compliance - Board of Director

Joseph A. Cosio-Barron is an accomplished professional with many years’ experience working within the intricacies of people management and regulatory legal compliance to ensure the viability of publicly held corporations listed on the stock exchanges.

From 2016 to 2019, Mr. Cosio-Barron served as President of Las Vegas Xpress, Inc., which provided passenger rail excursions in the U.S. From 2007 to 2016, Mr. Cosio-Barron served as Executive Vice President of Las Vegas Railway Express, Inc., which also provided passenger rail excursions in the U.S. From 2004 to 2007, Mr. Cosio-Barron served as President of Shearson Home Loans, a $1.3 billion national mortgage bank with 237 offices in 33 states and 1,450 employees. From 2002 to 2004, Mr. Cosio-Barron co-founded Liberty Capital, a $100 million asset management company based in Las Vegas, Nevada. From 1996 to 2002, Mr. Cosio-Barron served as the Managing Partner and President of CBS Consultants, Inc., a California Corporation which was a financial firm offering highly specialized services in development and lending for hotels, resorts, and casinos to include regulatory legal compliance. From 1991 to 1996, Mr. Cosio-Barron served as the Executive Vice President of Finet Holdings Corporation, a Delaware Corporation. As Executive Vice President, he was entirely responsible for the coordination of all regulatory legal compliance and the management of the sales of the staff for all the branch offices. From 1980 to 1990, Mr. Cosio-Barron served as President of Terra West Construction, a company, which he founded which in addition to building single-family subdivisions, strip, centers, duplex and four-plex units also developed syndications and formed limited partnerships for large-scale developments throughout California. From 1973 to 1980, Mr. Cosio-Barron served as Senior Vice-President of Multi-Financial Corporation, a California Corporation which was a real estate investment firm that both owned and managed commercial, retail, and residential income properties in Northern California.

Family Relationships

There are no family relationships among and between our directors, officers, persons nominated or chosen by the Company to become directors or officers, or beneficial owners of more than five percent (5%) of the any class of the Company’s equity securities.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.maptelligent.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Committees of the Board

The Company does not have an audit committee nor compensation committee because of the small size and early stage of the Company.

Nominating Committee

We do not have a separately designated nominating committee because the board makes all decisions regarding director nominations.

Indemnification of Directors and Officers

Section 145 of the Nevada General Corporation Law permits a corporation to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in the best interests of the corporation.

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

In addition, our certificate of incorporation and bylaws obligate us to indemnify our directors and officers against expenses and other amounts reasonably incurred in connection with any proceeding arising from the fact that such person is or was an agent of ours. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the Nevada General Corporation Law. We expect to continue to enter into agreements to indemnify our directors and officers as determined by our Board of Directors. These agreements provide for indemnification of related expenses including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding, which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Insofar as the provisions of our certificate of incorporation or bylaws provide for indemnification of directors or officers for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, we have been informed that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2020.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2020.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Position	Year	($)	($)	($)(1)	($)	($)	($)	($)

Albert Koenigsberg(2)	2020	84,600	-	250,000	-	-	-	334,600
CEO and President	2019	-	-	-	-	-	-	-

Wanda Witoslawski(3)	2020	13,375	-	-	-	-	-	13,375
CFO and Treasurer	2019	-	-	17,500	-	-	-	17,500

Joseph A. Cosio-Barron(4)	2020	60,250	-	175,000	-	-	-	235,250
CEO and President	2019	-	-	-	-	-	-	-

Richard Ziccardi(5)	2020	37,500	-	250,000	-	-	-	287,500
CFO and Treasurer	2019	-	-	-	-	-	-	-

Glenn Corso	2020	-	-	175,000	-	-	-	175,000
Chairman	2019	-	-	-	-	-	-	-

_________

(1)

For valuation purposes, the dollar amount shown is calculated based on the grant date fair value computed in accordance with FASB ASC Topic 718. The number of shares granted, the grant date, and the market price of such shares are set forth below.

(2)	Albert Koenigsberg has served as our Chief Executive Officer and President from April 15, 2020 to February 28, 2021.
(3)	Wand Witoslawski has served as our Chief Financial Officer and Treasurer from June 1, 2020 to September 15, 2020.
(4)	Joseph A. Cosio-Barron has served as our Chief Executive Officer from February 28, 2021 through the present. Mr. Cosio-Barron was appointed a Director of the Board on July 27, 2020.
(5)	Richard Ziccardi has served as our Chief Financial Officer from October 9, 2020 through the present.

Employment Agreements

Joseph Cosio-Barron

On January 1, 2021, the start date of Joseph Cosio-Barron’s employment agreement with us, we entered into an Executive Agreement with Mr. Cosio-Barron (the “Agreement”), setting out his annual salary of $150,000 per year, plus the issuance of a bonus issuance of 2,000,000 shares of our Common Stock on the Agreement. During the Term of this Agreement, Executive will be entitled to participate in an annual incentive compensation plan of the Company, as established and revised by the Board from time to time. The Agreement target annual bonus will be twenty five percent (25%) of your Base Salary in effect for such year (the “Target Bonus”), and the actual annual bonus may be more or less as determined by the Board of Directors, and will be determined based primarily upon (i) the achievement of certain corporate performance goals, as may be established and approved by from time to time by the Board of Directors, (ii) the achievement of personal performance goals as may be established by the CEO, and (iii) the overall goals and objectives of the Company. The annual bonus will only be paid at such time and in such manner as set forth in the annual incentive compensation plan document.

Richard Ziccardi

On January 1, 2021, the start date of Richard Ziccardi’s employment agreement with us, we entered into an Executive Agreement with Mr. Ziccardi (the “Agreement”), setting out his annual salary of $150,000 per year, plus the issuance of a bonus issuance of 2,000,000 shares of our Common Stock on the Agreement. During the Term of this Agreement, Executive will be entitled to participate in an annual incentive compensation plan of the Company, as established and revised by the Board from time to time. The Agreement target annual bonus will be twenty five percent (25%) of your Base Salary in effect for such year (the “Target Bonus”), and the actual annual bonus may be more or less as determined by the CEO, and will be determined based primarily upon (i) the achievement of certain corporate performance goals, as may be established and approved by from time to time by the CEO, (ii) the achievement of personal performance goals as may be established by the CEO, and (iii) the overall goals and objectives of the Company. The annual bonus will only be paid at such time and in such manner as set forth in the annual incentive compensation plan document.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We do not have any contracts, agreements, plans, or arrangements, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Summary Compensation Table

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 13, 2021, certain information with respect to the beneficial ownership of shares of our Common Stock by (i) each of our directors (including director nominees), (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock.

	Total
	Common Stock		Total Series A		Total Series C
	Shares	% of	Preferred	% of	Preferred	% of	Total % of
Name of Beneficial Owner(1)	Beneficially Owned	Common Stock Class(2)	Shares Owned(3)	Series A Class(2)	Shares Owned	Series C Class(2)	Beneficial Ownership(5)
Directors and Officers:
Glenn Corso, Director	2,125,000	3.67%	-	-	4	20.0%	3.66%
Richard Ziccardi, CFO, Director	3,650,000	6.30%	-	-	4	20.0%	6.29%
Joseph Cosio-Baron, CEO, President, CCO, Director	3,808,226	6.57%	-	-	-	-	6.56%
Richard Rotanz, Director	1,500,000	2.59%	-	-	4	20.0%	2.58%
All executive officers and directors as a group (4 persons)	11,083,226	19.12%	-	-	-	60%
Five (5%) Percent Shareholders:
Albert Koenigsberg, Former CEO & Director	3,625,000	6.25%	-	-	4	20.0%	6.24%
Wayne Bailey	-	-	51,000	51.62%	-	-	0.09%
Phoenix International Mining Inc.	-	-	18,607	18.83%	-	-	-%
Michael Barron	-	-	-	-	4	20.0%	-

_________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon (i) 57,958,172 shares of Common Stock outstanding, (ii) 98,796 shares of Series A outstanding, and (iii) 20 shares of Series C outstanding as of April 13, 2021.

(3)	Each share of Series A Preferred Stock is entitled to no voting rights and each share of Series A Preferred Stock is convertible into one share of Common Stock.

(4)	Each share of Series C Preferred Stock are not convertible and has voting rights equal to four times the sum of total common stock shares issued and outstanding plus the total number of preferred series B, A and A-2 that are issued and outstanding.

(5)	Based on 58,056,968 shares calculated on fully diluted basis.

Item 13. Certain Relationships and Related Transactions and Director Independence

There are 4 directors of which 2 are independent directors and 2 are officers, using the NASDAQ definition of independence.

Note receivable

During the year ended December 31, 2020 the Company issued 4,835,420 shares of commons stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 were transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties. As of December 31, 2020, the Company recorded note receivable of $152,042. Note receivable is due on demand and bears no interest.

Due from related party

During the year ended December 31, 2020, the Company lent $36,000 and received cash of $2,500.

As of December 31, 2020 and 2019, the Company had due from related party of $33,500 and $0, respectively. Due from related party is non-bearing interest and due on demand.

Employment agreement

As of December 31, 2020, and 2019, the Company recorded accrued salary, for our former CEO, CFO and a spouse of CEO, of $1,463,100 and $1,369,350, respectively, of which $1,289,801 was reclassed to debt to be settle.

Debt to be settled

On January 8, 2021, the Company entered into a Mutual Agreement and General Release of All Claims (the “Agreement”) with United Rail, a Nevada corporation (“United Rail”), Michael Barron, Allegheny Nevada Holdings Corp., a Nevada corporation (“Allegheny”), Dianne David, Wanda Witoslawski and Barron Partners, a Nevada corporation (“Barron Partners,” and together with United Rail, Barron, Allegheny, David and Witoslawski, the “Releasors”). On April 13, 2020, the Company, under its former name, as Vegas Xpress, Inc., entered into an Asset Purchase Agreement with GEOcommand, Inc. (“GEOcommand”) to acquire certain assets of GEOcommand (the “APA”). The APA included the certain existing debt of GEOcommand owed to each of the Releasors. Under the Agreement, United Rail and Barron agreed to assume the Company debt owed to certain vendors in the amount of $60,755.25, as listed on Schedule A of the Agreement (the “Vendor Debt”). Additionally, the Company agrees to pay an amount equal to $182,149 (the “Settlement Payment”) to settle certain notes payable in an amount equal to $531,772 owed certain of the Releasors (the “Releasing Debt”). Half of the Settlement Payment, amount equal to $91,074.50, less a $6,221 past due payment that Barron Partners owes the Company, will be paid in the form of cash (the “Cash Payment”). A quarter of the Cash Payment will be paid on the closing date of the Agreement (the “Closing Date”), with the remaining $68,305.87 of the Cash Payment to be paid 120 days following the Closing Date. The second half of the Settlement Agreement will be in the form of the Company’s common stock, par value $0.00001 (the “Common Stock”), at a price of $0.80 per share of Common Stock. The Settlement Payment is in exchange for the Releasor’s release of the Company and settlement of the Releasing Debt pursuant to the terms of the Agreement. In addition, pursuant to the Agreement, the Company agreed to pay $604,066.94 to settle Accrued Salary Expense due to the Releasors in the amount of $959,516.94 in the form of Common Stock. The Agreement contains standard covenants and terms found in similar agreements.

Item 14. Principal Accountant Fees and Services

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and includes fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation. “Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

Audit Fees

The aggregate fees billed by the Company’s auditor for the professional services rendered in connection with the audit of the Company’s annual financial statements, and reviews of the interim financial statements included in the Company’s Forms 10-Ks for fiscal 2020 and 2019 were $28,400 and $25,600, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)    Financial Statements: See Index on page F-1 of this report

(2) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
3.3	By-Laws of the Company (incorporated by reference to Registration Statement on Form 8-A 12G filed November 30, 2017)
4.1	Description of Securities*
10.1	License Agreement between the Company and Las Vegas Railway Express, Inc.
10.2	Letter agreement between the Company and BGR Government Affairs, LLC (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
10.3	Form of Share Exchange Agreement between the Company and shareholder of Las Vegas Railway Express, Inc. (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)
10.4	Convertible note with East Shore Equities, LLC, dated June 2, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.5	Convertible note with Cardio Infrared Technologies, Inc., dated September 30, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.6	Convertible note with Power Up Lending Group LTD, dated November 1, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.7	Convertible note with EMA Financial, LLC, dated November 27, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.8	Convertible note with Adar Bays, LLC, dated December 18, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.9	Convertible note with Auctus Fund, LLC, dated December 20, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.10	Convertible note with Power Up Lending Group LTD, dated December 21, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.11	Employment agreement with Michael Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.12	Employment agreement with Wanda Witoslawski dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.13	Employment agreement with Joseph Cosio-Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.14	Convertible note with BGR Government Affairs, LLC, dated April 30, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.15	Convertible note with Albee There Too, LP, dated April 20, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.16	Convertible note with L2 Capital, LLC, dated April 17, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.17	Convertible note with GPL Ventures LLC, dated January 5, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.18	Convertible note with Power Up Lending Group LTD, dated November 14, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.19	Reseller Agreement, dated March 22, 2021, by and between GeoCommand, Inc. and Maptelligent, Inc (incorporated by reference to Form 8-K filed March 26, 2021)
10.20*	Settlement Agreement, dated March 30, 2021, by and between GeoCommand, Inc., Albert Koenigsberg and Maptelligent, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRL Taxonomy Extension Schema Document *
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase *
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

 *filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maptelligent, Inc.

Henderson, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Maptelligent, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 15, 2021

MAPTELLIGENT, INC.

(formerly Las Vegas Xpress, Inc.)

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash	$61,572	$-
Note receivable for stock subscription	152,042	-
Due from related party	33,500	-
Total current assets	247,114	-

Total Assets	$247,114	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$18,949	$83,995
Accrued payroll	272,301	1,369,350
Accrued interest	1,213,264	1,246,540
Accrued interest - related parties	-	64,322
Notes payable to related parties	-	531,722
Notes payable	109,355	-
Convertible notes payable	229,438	324,058
Derivative liability	102,361,488	143,678
Debt to be settled	1,958,593	-
Common stock payable	19,000	-
Total Current Liabilities	106,182,388	3,763,665

Total Liabilities	106,182,388	3,763,665

Stockholders’ Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 and 4 shares issued and outstanding, respectively	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value
23,712,521 and 879,742 shares issued and outstanding, respectively	237	9
Additional paid in capital	23,709,863	19,632,880
Accumulated deficit	(129,645,375)	(23,396,555)
Total Stockholders’ Deficit	(105,935,274)	(3,763,665)
Total Liabilities and Stockholders’ Deficit	$247,114	$-

See accompanying notes to these audited financial statements.

MAPTELLIGENT, INC.

(formerly Las Vegas Xpress, Inc.)

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2020	2019

Revenue	$-	$-

Operating expenses
General and administrative	118,356	38,732
Professional fee	48,698	150,365
Compensation and payroll taxes	1,751,063	400,000
Total operating expenses	1,918,117	589,097

Net loss from operations	(1,918,117)	(589,097)

Other income (expense)
Interest expense	(150,024)	(143,931)
Change in fair value of derivative liability	(104,180,679)	156,420
Total other income (expense)	(104,330,703)	12,489

Loss before income taxes	(106,248,820)	(576,608)
Provision for income taxes	-	-
Net loss	$(106,248,820)	$(576,608)

Dividend on Series B Preferred Stock	-	-
Net loss attributable to common stockholders	$(106,248,820)	$(576,608)

Basic and diluted loss per Common Share	$(55.54)	$(0.83)
Basic and diluted weighted average number of common shares outstanding	1,913,113	694,601

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

(formerly Las Vegas Xpress, Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Additional		Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	98,796	$1	4	$-	185,583	$2	$19,382,744	$(22,819,947)	$(3,437,200)

Stock issued for compensation - related party	-	-	-	-	193,750	2	77,498	-	77,500
Stock issued for notes and interest conversion	-	-	-	-	500,284	5	172,638	-	172,643
Stock issued for stock subscription payable	-	-	-	-	125	-	-	-	-
Net loss	-	-	-	-	-	-	-	(576,608)	(576,608)
Balance - December 31, 2019	98,796	$1	4	$-	879,742	$9	$19,632,880	$(23,396,555)	$(3,763,665)

Series C Preferred stock issued for services	-	-	16	-	-	-		-	-
Stock issued for cash	-	-	-	-	4,835,420	48	716,194	-	716,242
Stock issued for notes and interest conversion	-	-	-	-	2,921,472	29	2,400,940	-	2,400,969
Stock issued for compensation - related party	-	-	-	-	15,075,000	151	959,849	-	960,000
Reverse stock split adjustment for fractional shares	-	-	-	-	888	-	-	-	-
Net loss	-	-	-	-		-	-	(106,248,820)	(106,248,820)
Balance - December 31, 2020	98,796	$1	20	$-	23,712,522	$237	$23,709,863	$(129,645,375)	$(105,935,274)

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

(formerly Las Vegas Xpress, Inc.)

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,248,820)	$(576,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	20,447	65,001
Common stock issued for compensation - related party	960,000	77,500
Change in fair value of derivative liability	104,180,679	(156,420)
Changes in operating assets and liabilities:
Due from related party	78,479	-
Accounts payable and accrued liabilities	57,709	(256,807)
Accrued payroll	192,752	709,363
Accrued interest	50,862	31,419
Accrued expenses - related parties	18,214	18,404
Unearned revenue	-	(1,516)
Stock payable	19,000	-
Net Cash used in Operating Activities	(670,678)	(89,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lending to related party	(36,000)	-
Repayment from related party	14,100	-
Net Cash used in Investing Activities	(21,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	-
Proceeds from related party notes payable	-	86,677
Proceeds from stock sale	467,900	-
Proceeds from notes payable	230,000	1,546
Repayments on notes payable	(43,750)	(1,647)
Net Cash provided by Financing Activities	754,150	86,576

Net change in cash	61,572	(3,088)
Cash, beginning of period	-	3,088
Cash, end of period	$61,572	$-

Supplemental cash flow information
Cash paid for interest	$-	$26,161
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$2,400,969	$172,643
Derivative liability recognized as debt discounts	$192,400	$-
Note receivable for stock subscription	$248,342	$-

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

(formerly Las Vegas Xpress, Inc.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 - DESCRIPTION OF BUSINESS:

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

Reverse Stock Split

On October 9, 2020 and pursuant to FINRA approval, the Company changed its name to Maptelligent, Inc., obtained a new ticker symbol “MAPT,” and effected a 4,000-to-1 reverse stock split. All share information in these financial statements retroactively reflect this reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company did not engage in any revenue-generating activities during the years ended December 31, 2020 and 2019.

Risks and Uncertainties:

The Company operates in an industry that is subject to some competition and could have a materially adverse impact on the Company’s operations.

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

Cash and Cash Equivalents:

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020 and 2019, the Company had $61,572 and $0 in cash, respectively, and no cash equivalents.

Basic and Diluted Loss Per Share:

In accordance with ASC 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if potentially dilutive common stock equivalents had been converted to common stock. Common stock equivalents have not been included in the earnings (loss) per share computation for the years ended December 31, 2020 and 2019 as the amounts are anti-dilutive due to net losses.

For the years ended December 31, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	December 31,	December 31,
	2020	2019
Convertible notes	378,969,960	1,528,533
Preferred A Stock	98,796	98,796
Warrants	146,668	1
	379,215,424	1,622,330

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2020 and 2019, the Company has not established a liability for uncertain tax positions.

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

During the years ended December 31, 2020 and 2019, the Company incurred $960,000 and $77,500, respectively, in stock- based compensation to employees, for which it issued 15,075,000 and 193,750, respectively, shares of common stock.

During the year ended December 31, 2020 and 2019, the Company did not issue any shares of common stock for outside services.

Fair Value of Financial Instruments:

The Company adopted ASC 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at December 31, 2020 and 2019, measured at fair value on a recurring basis:

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$102,361,488	$102,361,488

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$143,678	$143,678

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the year ended December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 3 – GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss of $106,248,820 for the year ended December 31, 2020. The Company also has an accumulated deficit of $129,645,375 and a negative working capital of $105,935,274 as of December 31, 2020. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

While we expect the impacts of COVID-19 may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

NOTE 4 - NOTES PAYABLE

Notes payable

As of December 31, 2020 and 2019, the Company has notes payable as follows,

	December 31,	December 31,
	2020	2019

Promissory note issued on December 10, 2020	$220,000	$-
	220,000	-
Less debt discount	(110,645)	-
Total outstanding notes payable	$109,335	$-

During the year ended December 31, 2020 and 2019, the Company recorded interest expense of $1,591 and $524, respectively. As of December 31, 2020 and 2019, the Company had accrued interest of $1,591 and $0, respectively.

Notes payable issued in Fiscal year 2020

On November 25, 2020, the Company issued notes payable of $43,750. This note was unsecured, bore interest at 12% per annum, had no maturity date and was due on demand. The Company received $35,000 and recorded $8,750 as debt discount. During the year ended December 31, 2020, the Company fully repaid $43,750 and recorded amortization of discount of $8,750.

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the first Note and recorded $25,000 as debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The warrant contains a cashless exercise provision and expired on the fifth anniversary of the warrant. The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 as debt discount. During the year ended December 31, 2020, the Company recorded amortization of discount of $6,755.

Notes payable – related parties

The Company acquires on-going funding on an as-needed basis from related parties that include the Company’s officers, directors, majority shareholders, and these parties’ affiliates, pursuant to promissory notes with various origination dates in 2015 and 2017.

As of December 31, 2020 and 2019 outstanding notes payable – related parties are as follows:

	December 31,	December 31,
	2020	2019

Promissory note to an affiliate of the Company’s CFO, dated September 30, 2015, bearing no interest payable on demand	$349,573	$349,573
Promissory note to our CFO, dated December 15, 2015, bearing interest at 10% annually, payable on demand	41,810	41,810
Promissory note to a former CEO, dated December 15, 2015, bearing interest at 10% annually, payable on demand	24,101	24,101
Promissory note to a former CEO’ spouse, dated December 15, 2015, bearing interest at 10% annually, payable on demand	53,994	53,994
Promissory note to a former CEO, dated September 30, 2017, bearing 10% interest, payable on demand	59,044	59,044
Promissory note to our CFO, dated September 30, 2017, bearing 10% interest, payable on demand	3,200	3,200
	531,722	531,722
Reclassification to debt to be settled (Note 12)	(531,722)	-
	$-	$531,722

For the year ended December 31, 2020 and 2019, proceeds from related parties totaled $0 and $86,677, and interest of $18,214 and $18,404 was accrued. Accrued interest on related party loans totaled $82,536 and $64,322 as of December 31, 2020 and 2019, respectively.

In January 2021, the Company entered into a mutual agreement, whereby certain notes payable – related parties and accrued interest were fully settled (see Note 12).

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2020 and 2019, the Company has convertible notes payable as follows:

	December 31,	December 31,
	2020	2019

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	12,000	12,000
Promissory note, dated November 27, 2017 bearing interest of 12% annually, payable within a year	17,116	19,580
Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018	39,591	68,686
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	37,529	37,616
Promissory note, dated April 17, 2018, bearing interest of 8% annually, payable on October 17, 2018	-	67,916
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	100,000	-
Convertible notes before debt discount	324,496	324,058
Less debt discount	(95,058)	-
Total outstanding convertible notes payable	$229,438	$324,058

During the years ended December 31, 2020 and 2019, the Company recognized interest expense of $47,771 and $60,002 and amortization of discount, included in interest expense, of $4,942 and $65,001, respectively. As of December 31, 2020 and 2019, the Company recorded accrued interest of $1,213,264 and $1,246,540, respectively.

Conversion

During the year ended December 31, 2020, the Company converted convertible note principal and accrued interest of $245,700 into 2,921,472 shares of common stock. The corresponding derivative liability at the date of conversion of $2,155,269, was settled through additional paid in capital.

During the year ended December 31, 2019, the Company converted convertible note principal accrued interest of $172,643 into 500,284 shares of common stock.

The Company has entered into various convertible notes with variable conversion rates that create derivative liabilities. A description of outstanding convertible notes payable is as follows:

Promissory Notes - Issued in fiscal year 2017

During the year ended December 31, 2017, the Company issued a total of $265,900 of notes with the following terms:

•	Terms ranging from 9 months to 12 months. Certain note is due on demand.
•	Annual interest rates of 4% - 12%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (35 - 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion, the closing sale price
•	Certain notes are currently in default. Default interest rates are $24%.

Promissory Notes - Issued in fiscal year 2018

During the year ended December 31, 2018, the Company issued a total of $325,000 of notes with the following terms:

•	Terms ranging from 6 months to 12 months.
•	Annual interest rates of 8% - 12%.
•	Convertible at the option of the holders at issuance.
•

Conversion prices are typically based on the discounted (25 - 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price of $0.0001.

•	Notes are currently in default. Default interest rates are $24%.

Promissory Notes - Issued in fiscal year 2020

During the year ended December 31, 2020, the Company issued a note of $100,000 with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.40 or b) 50% of the lowest Trading Price during 20 trading days

Derivative liabilities

The Company determined that the exercise feature of the warrants met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability. The fair value of the warrants was recorded as a debt discount being amortized to interest expense over the term of the note.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the year ended December 31, 2020 amounted to $1,596,647. $100,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,496,647 was recognized as a “day 1” derivative loss.

NOTE 6 - WARRANTS

During the year ended December 31, 2020, the Company issued 146,667 warrants with an exercise price of $1.50 per common share, for a period of 5 years.

The Company determined that the warrants qualify for derivative accounting as a result of the reset feature, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options.

The following summarizes the Company’s warrant activity during the years ended December 31, 2020 and 2019:

		Weighted average	Weighted average
	Warrants	exercise price	remaining life (year)
Outstanding - December 31, 2018	1	$3,000,000	2.33
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding - December 31, 2019	1	3,000,000	1.33
Granted	146,667	1.50	1.50
Exercised	-	-	-
Cancelled	(1)	-	-
Outstanding - December 31, 2020	146,667	$1.50	4.95

The intrinsic value of the warrants as of December 31, 2020 is $0. All of the outstanding warrants are exercisable as of December 31, 2020.

NOTE 7 - DERIVATIVE INSTRUMENTS

The Company analyzed the conversion options in its convertible notes and warrants for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the discounted variable-rate conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

During the years ended December 31, 2020 and 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended
	December 31,
	2020	2019
Expected life in years	0.90 - 5 years	1 year
Stock price volatility	895% - 1444%	0.00%
Discount rate	0.10% - 0.39%	40% - 60%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2020 and 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$336,825
Addition of new derivative recognized as debt discounts	-
Change in derivative liability due to conversion of notes	(36,727)
Change in fair value of the derivative	(156,420)
Balance - December 31, 2019	$143,678

Addition of new derivatives recognized as debt discounts	192,400
Addition of new derivatives recognized as loss on derivatives	1,404,247
Settled upon conversion of debt	(2,155,269)
Change in fair value of the derivative	102,776,432
Balance - December 31, 2020	$102,361,488

The aggregate (gain) loss on derivatives during the year ended December 31, 2020 and 2019 was as follows:

	Year ended
	December 31,
	2020	2019
Addition of new derivatives recognized as loss on derivatives	$1,404,247	$-
Change in fair value of the derivative	102,776,432	(156,420)
	$104,180,679	$(156,420)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company takes exemption from ASC 842, “Leases,” as it rents an office at 2831 St. Rose Pkwy, Henderson, Nevada on month to month basis for $75 a month.

Litigation

We are not party to any material legal proceedings.

NOTE 9 - EQUITY

As of October 9, 2020, a reverse stock split in the ratio of 4,000-for-1 and the name change from Las Vegas Xpress, Inc. to Maptelligent, Inc. was effective. All share amounts in this filing have been adjusted retroactively to reflect the split.

Authorization of Common and Preferred Stock

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

Preferred A Stock

As of December 31, 2020 and 2019, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of December 31, 2020 and 2019, 20 shares and 4 shares, respectively, of the Company’s Preferred C Stock were issued and outstanding.

During the year ended December 31, 2020, the Company issued 16 shares to our officers and directors, valued at $0.00001 per share, for services.

Common Stock

During the year ended December 31, 2019, the Company issued an aggregate of 500,284 shares of common stock for the conversion of $172,643 of convertible notes and associated interest. During the year ended December 31, 2020, the Company issued an aggregate of 2,921,472 shares of common stock for the conversion of $2,400,969 in convertible notes payable and associated interest.

During the year ended December 31, 2020, the Company issued 22,832,780 common shares as follows;

•	4,835,420 shares of commons stock for $716,242, consisting of cash of $467,900 and a promissory note receivable from a former officer of the Company for $248,342
•	15,075,000 shares of common stock for employee and directors’ compensation of $960,000.
•	2,921,472 shares of common stock for conversion of debt of $2,400,969.
•	888 shares of common stock for reverse split adjustment for fractional shares

During the year ended December 31, 2019, the Company issued 694,159 common shares as follows;

•	193,750 shares of common stock for employee and directors’ compensation totaling $77,500.
•	500,284 shares of common stock for conversion of debt of $172,643.
•	125 shares of common stock pursuant to a common stock subscription payable.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under ASC 740 ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2020 and 2019, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of December 31, 2020 or 2019. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $14 million, which may be available to offset future taxable income for tax purposes. This carry forward may be limited upon the ownership change under IRC Section 382.

The Components of the deferred tax asset at December 31, 2020 and 2019 are as follows:

	2020	2019
Net Operating loss carry forward	$2,948,000	$2,720,000
Valuation allowance	(2,948,000)	(2,720,000)
Total deferred tax asset	$-	$-

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal Statutory rate to pretax loss for 2020 and 2019:

	2020	2019

Pretax loss at Federal Statutory rate of 21%	$22,312,000	$121,000
Non-deductible differences	(22,084,000)	(16,000)
Change in valuation allowance	(228,000)	(105,000)
Net tax expense (benefit)	$-	$-

The tax years from 2015 forward are open for examination by the Internal Revenue Service.

NOTE 11 - RELATED-PARTY TRANSACTIONS

Note receivable

During the year ended December 31, 2020 the Company issued 4,835,420 shares of commons stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 were transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties (see Note 12). As of December 31, 2020, the Company recorded note receivable of $152,042. Note receivable is due on demand and bears no interest.

Due from related party

During the year ended December 31, 2020, the Company lent $36,000 and received cash of $2,500.

As of December 31, 2020 and 2019, the Company had due from related party of $33,500 and $0, respectively. Due from related party is non-bearing interest and due on demand.

Employment agreement

As of December 31, 2020 and 2019, the Company recorded accrued salary, for our former CEO, CFO and a spouse of CEO, of $1,463,100 and $1,369,350, respectively, of which $1,289,801 was reclassed to debt to be settled (Note 12).

NOTE 12 – DEBT TO BE SETTLED

On January 8, 2021, the Company entered into a Mutual Agreement and General Release of All Claims (the “Agreement”) with United Rail, a Nevada corporation (“United Rail”), Michael Barron, Allegheny Nevada Holdings Corp., a Nevada corporation (“Allegheny”), Dianne David, Wanda Witoslawski and Barron Partners, a Nevada corporation (“Barron Partners,” and together with United Rail, Barron, Allegheny, David and Witoslawski, the “Releasors”). On April 13, 2020, the Company, under its former name, as Vegas Xpress, Inc., entered into an Asset Purchase Agreement with GEOcommand, Inc. (“GEOcommand”) to acquire certain assets of GEOcommand (the “APA”). The APA included the certain existing debt of GEOcommand owed to each of the Releasors. Under the Agreement, United Rail and Barron agreed to assume the Company debt owed to certain vendors in the amount of $60,755, as listed on Schedule A of the Agreement (the “Vendor Debt”). Additionally, the Company agrees to pay an amount equal to $182,149 (the “Settlement Payment”) to settle certain notes payable in an amount equal to $531,772 owed certain of the Releasors (the “Releasing Debt”). Half of the Settlement Payment, amount equal to $91,074.50, less a $6,221 past due payment that Barron Partners owes the Company, will be paid in the form of cash (the “Cash Payment”). A quarter of the Cash Payment will be paid on the closing date of the Agreement (the “Closing Date”), with the remaining $68,306 of the Cash Payment to be paid 120 days following the Closing Date. The second half of the Settlement Agreement will be in the form of the Company’s common stock, par value $0.00001 (the “Common Stock”), at a price of $0.80 per share of Common Stock. The Settlement Payment is in exchange for the Releasor’s release of the Company and settlement of the Releasing Debt pursuant to the terms of the Agreement. In addition, pursuant to the Agreement, the Company agreed to pay $604,067 to settle Accrued Salary Expense due to the Releasors in the amount of $959,517 in the form of Common Stock. The Agreement contains standard covenants and terms found in similar agreements.

The following table shows the balance which is included in the debt to be settled as of December 31, 2020:

Accounts payable	$60,755
Notes payable to related parties	531,722
Accrued interest - related parties	82,536
Accrued payroll	1,289,801
Due from related party	(6,221)
$1,958,593

The debt will be settled as follows:

Cash	$84,853
1,281,787 shares of Common stock	1,025,425
Debt forgiveness to apply to additional paid in capital	848,315
$1,958,593

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to December 31, 2020 through the date these financial statements were issued, and noted the following events requiring disclosure:

On February 10, 2021, the Company issued the second promissory note of $220,000 pursuant to the Securities Purchase Agreement, entered into on December 10, 2020. This Note has an interest rate of twelve percent (12%) per annum and a maturity date of August 9, 2022. In addition to the Note, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The February Warrant contains a cashless exercise provision and expired on the fifth anniversary of the warrant.

The Company issued common shares as follows:

•	32,920,438 shares of common stock for conversion of debt of $217,141.
•	1,281,788 shares of common stock for settlement of debt of $1,025,425.
•	18,425 shares of common stock for stock payable of $19,000.
•	25,000 shares of common stock for $5,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2021.

MAPTELLIGENT, INC.

By:	/s/ Joseph Cosio-Barron
Joseph Cosio-Barron
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Joseph Cosio-Barron	Chief Executive Officer, President	April 15, 2021
Joseph Cosio-Barron	and Director (principal executive officer)

/s/ Richard Ziccardi	Chief Financial Officer	April 15, 2021
Richard Ziccardi	(principal financial and accounting officer)

/s/Glenn Corso	Chairman of the Board	April 15, 2021
Glenn Corso

/s/Richard Rotanz	Director	April 15, 2021
Richard Rotanz

31