Form 10-Q
period 2021-03-31
MAPTELLIGENT, INC.
filed 2021-05-17
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Commission file number: 000-55797

MAPTELLIGENT, INC.

Nevada	88-0203182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2381 St Rose Pkwy, Suite 297

Henderson, NV 89052

(Address of principal executive offices and former company)

415-990-8141

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

Number of outstanding shares of common stock as of May 17, 2021 was 63,886,670.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$76,498	$61,572
Note receivable – related party	152,042	152,042
Due from related party	41,000	33,500
Total current assets	269,540	247,114

Total Assets	$269,540	$247,114

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$26,184	$18,949
Accrued payroll	286,435	272,301
Accrued interest	1,112,921	1,213,264
Notes payable	297,211	109,355
Convertible notes payable	221,575	229,438
Derivative liability	14,961,776	102,361,488
Debt to be settled	68,306	1,958,593
Common stock payable	-	19,000
Total Current Liabilities	16,974,408	106,182,388

Total Liabilities	16,974,408	106,182,388

Stockholders' Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding, respectively	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value
55,808,172 and 23,712,522 shares issued and outstanding, respectively	558	237
Additional paid in capital	29,944,893	23,709,863
Accumulated deficit	(46,650,320)	(129,645,375)
Total Stockholders' Deficit	(16,704,868)	(105,935,274)
Total Liabilities and Stockholders' Deficit	$269,540	$247,114

See accompanying notes to these unaudited financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$-	$-

Operating expenses
General and administrative	43,588	608
Professional fees	36,146	-
Compensation and payroll taxes	247,663	93,750
Total operating expenses	327,397	94,358

Net loss from operations	(327,397)	(94,358)

Other income (expense)
Interest expense	(108,383)	(13,011)
Change in fair value of derivative liability	83,430,835	-
Total other income (expense)	83,322,452	(13,011)

Income (loss) before income taxes	82,995,055	(107,369)
Provision for income taxes	-	-
Net income (loss)	$82,995,055	$(107,369)

Basic income (loss) per Common Share	$2.10	$(0.12)
Diluted income (loss) per Common Share	$(0.00)	$(0.12)
Basic weighted average number of common shares outstanding	39,484,185	879,741
Diluted weighted average number of common shares outstanding	506,192,546	879,741

See accompanying notes to these unaudited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	98,796	$1	20	$-	23,712,522	$237	$23,709,863	$(129,645,375)	$(105,935,274)

Stock issued for stock payable	-	-	-	-	43,425	-	19,000	-	19,000
Stock issued for notes and interest conversion	-	-	-	-	30,770,438	308	4,342,303	-	4,342,611
Stock issued for settlement of debt - related party	-	-	-	-	1,281,787	13	1,873,727	-	1,873,740
Net income	-	-	-	-		-	-	82,995,055	82,995,055
Balance - March 31, 2021	98,796	$1	20	$-	55,808,172	$558	$29,944,893	$(46,650,320)	$(16,704,868)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	98,796	$1	4	$-	879,742	$9	$19,632,880	$(23,396,555)	$(3,763,665)

Net loss	-	-	-	-		-	-	(107,369)	(107,369)
Balance - March 31, 2020	98,796	$1	4	$-	879,742	$9	$19,632,880	$(23,503,924)	$(3,871,034)

See accompanying notes to these unaudited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,995,055	$(107,369)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	75,783	-
Change in fair value of derivative liability	(83,430,835)	-
Changes in operating assets and liabilities:
Accounts payable	7,235	102,765
Accrued payroll	14,134	-
Accrued interest	32,601	-
Accrued expenses - related parties	-	4,604
Net Cash used in Operating Activities	(306,027)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related party	(7,500)	-
Net Cash used in Investing Activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	150,000	-
Payments on debt to be settled	(16,547)	-
Proceeds from notes payable	195,000	-
Net Cash provided by Financing Activities	328,453	-

Net change in cash	14,926	-
Cash, beginning of period	61,572	-
Cash, end of period	$76,498	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$4,342,611	$-
Common stock issued for stock payable	$19,000	$-
Derivative liability recognized as debt discounts	$181,533	$-
Stock issued for settlement of related party debt	$1,873,740	$-

See accompanying notes to these unaudited financial statements

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS:

The Company is a Nevada corporation, originally formed as a Utah corporation under the name State Cycle, Inc. on August 7, 1974. The Company re-domiciled to the state of Nevada and changed its name to X Rail Enterprises, Inc. on November 5, 2015, at which time its primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, the Company changed its name to Las Vegas Xpress, Inc. On April 13, 2020, the Company entered into an asset purchase agreement with an entity affiliated with the Company’s CEO, whereby the Company would acquire certain intellectual property in connection with a planned change in business to assist first responders with data access and transfer in times of crisis using geospatial technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Maptelligent, Inc., (the “Company”) are condensed and have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the three months ended March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 3 – GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.. The Company has an accumulated deficit of $46,650,320 and a negative working capital of $16,704,868 as of March 31, 2021. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the first Note and recorded $25,000 as a debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. In February 2021, the Company also issued a warrant to acquire 146,667 shares of common stock as exercise price of $1.50.  The warrant contains a cashless exercise provision and expired on the fifth anniversary of the warrant. The Company identified conversion features embedded within warrants issued during the period ended March 31, 2021. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 and $31,533 as debt discount during the three months ended March 31, 2021 and year ended December 31, 2020, respectively.

On February 10, 2021, The Company received $195,000 from the second Note and recorded $25,000 as a debt discount.

During the year ended March 31, 2021 and 2020, the Company recorded interest expense of $11,717 and $0 and amortization of discount of $24,389 and $0, respectively. As of March 31, 2021 and December 31, 2020, the Company had notes payable of $440,000 and $220,000, accrued interest of $13,308 and $1,591, and unamortized discount of $142,789 and $110,645, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of March 31, 2021 and 2020, the Company has convertible notes payable as follows:

	March 31,	December 31,
	2021	2020

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	12,000	12,000
Promissory note, dated November 27, 2017 bearing interest of 12% annually, payable within a year	-	17,116
Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018	-	39,591
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	34,979	37,529
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	100,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	-
Convertible notes before debt discount	415,239	324,496
Less debt discount	(193,664)	(95,058)
Total outstanding convertible notes payable	$221,575	$229,438

During the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $20,883 and $8,407 and amortization of discount, included in interest expense, of $51,394 and $0, respectively. As of March 31, 2021 and 2020, the Company recorded accrued interest of $1,099,612 and $1,213,264, respectively.

Conversion

During the three months ended March 31, 2021, the Company converted convertible note principal and accrued interest of $192,201 into 30,770,438 shares of common stock. The corresponding derivative liability at the date of conversion of $4,150,410, was settled through additional paid in capital.

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

•	Notes are currently in default. Default interest rates are $24%.

Promissory Notes - Issued in fiscal year 2020

During the year ended December 31, 2020, the Company issued a note of $100,000 with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.40 or b) 50% of the lowest Trading Price during 20 trading days

During the three months ended March 31, 2021, the Company issued an additional tranche of $100,000.

Promissory Notes - Issued in fiscal year 2021

During the three months ended March 31, 2021, the Company issued a note of $50,000 with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.10 or b) 50% of the lowest Trading Price during 20 trading days

Derivative liabilities

The Company determined that the exercise feature of the warrants met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcates the embedded conversion option in the note once the note becomes convertible and accounts for it as a derivative liability. The fair value of the warrants was recorded as a debt discount being amortized to interest expense over the term of the note.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible for the three months ended March 31, 2021 amounted to $427,911. $150,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $246,378 was recognized as a “day 1” derivative loss.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2020 amounted to $1,596,647. $100,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,496,647 was recognized as a “day 1” derivative loss.

NOTE 6 - WARRANTS

During the three months ended March 31, 2021, the Company issued 146,667 warrants with an exercise price of $1.50 per common share, for a period of 5 years.

The Company determined that the warrants qualify for derivative accounting as a result of the reset feature, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options.

The following summarizes the Company’s warrant activity during the three months ended March 31, 2021:

		Weighted average	Weighted average
	Warrants	exercise price	remaining life (Year)
Outstanding - December 31, 2020	146,667	$1.50	4.95
Granted	146,667	1.50	5.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding - March 31, 2021	293,334	$1.50	4.78

The intrinsic value of the warrants as of March 31, 2021 is $0. All of the outstanding warrants are exercisable as of March 31, 2021.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

During the three months ended March 31, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2021	2020
Expected life in years	0.65 - 5 years	0.90 - 5 years
Stock price volatility	414% - 1456%	895% - 1444%
Discount rate	0.05% - 0.92%	0.10% - 0.39%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	181,533
Addition of new derivatives recognized as loss on derivatives	246,378
Settled upon conversion of debt	(4,150,410)
Gain on change in fair value of the derivative	(83,677,213)
Balance - March 31, 2021	$14,961,776

The following table summarizes the aggregate (gain) loss on derivatives during the year ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$246,378	$-
Change in fair value of the derivative	(83,677,213)	-
	$(83,430,835)	$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company takes exemption from ASC 842, “Leases,” as it rents an office at 2831 St. Rose Pkwy, Henderson, Nevada on month to month basis for $75 a month.

NOTE 9 - EQUITY

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

Preferred A Stock

As of March 31, 2021 and December 31, 2020, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of March 31, 2021 and December 31, 2020, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the year ended March 31, 2021, the Company issued 32,095,650 common shares as follows;

•	30,770,438 shares of common stock for conversion of debt of $192,201.
•	1,281,787 shares of common stock for settlement of debt of $1,025,425.
•	43,425 shares of common stock for stock payable of $19,000.

NOTE 10 - RELATED-PARTY TRANSACTIONS

Note receivable

During the year ended December 31, 2020 the Company issued 4,835,420 shares of common stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 were transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties. As of March 31, 2021 and December 31, 2020, the Company reported the remaining balance as a note receivable of $152,042, which is due on demand and bears no interest.

Due from related party

During the three months ended March 31, 2021, the Company lent $7,500.

As of March 31, 2021 and 2020, the Company had due from related party of $41,000 and $33,500, respectively. Due from related party is non-bearing interest and due on demand.

Employment agreement

As of December 31, 2020, the Company reported accrued salary of $1,289,801 to our former CEO, CFO and a spouse of CEO which was reclassed to debt to be settled (Note 11). During the three months ended March 31, 2021, accrued salary was fully settled.

NOTE 11 – DEBT TO BE SETTLED

On January 8, 2021, the Company entered into a Mutual Agreement and General Release of All Claims (the “Agreement”) with United Rail, a Nevada corporation (“United Rail”), Michael Barron, Allegheny Nevada Holdings Corp., a Nevada corporation (“Allegheny”), Dianne David, Wanda Witoslawski and Barron Partners, a Nevada corporation (“Barron Partners,” and together with United Rail, Barron, Allegheny, David and Witoslawski, the “Releasors”). On April 13, 2020, the Company, under its former name, Las Vegas Xpress, Inc., entered into an Asset Purchase Agreement with GEOcommand, Inc. (“GEOcommand”) to acquire certain assets of GEOcommand (the “APA”). The APA included the certain existing debt of GEOcommand owed to each of the Releasors. Under the Agreement, United Rail and Barron agreed to assume the Company debt owed to certain vendors in the amount of $60,755, as listed on Schedule A of the Agreement (the “Vendor Debt”). Additionally, the Company agrees to pay an amount equal to $182,149 (the “Settlement Payment”) to settle certain notes payable in an amount equal to $531,772 owed certain of the Releasors (the “Releasing Debt”). Half of the Settlement Payment, amount equal to $91,075, less a $6,221 past due payment that Barron Partners owes the Company, will be paid in the form of cash (the “Cash Payment”). A quarter of the Cash Payment will be paid on the closing date of the Agreement (the “Closing Date”), with the remaining $68,306 of the Cash Payment to be paid 120 days following the Closing Date. The second half of the Settlement Agreement will be in the form of the Company’s common stock, par value $0.00001 (the “Common Stock”), at a price of $0.80 per share of Common Stock. The Settlement Payment is in exchange for the Releasor’s release of the Company and settlement of the Releasing Debt pursuant to the terms of the Agreement. In addition, pursuant to the Agreement, the Company agreed to pay $604,067 to settle Accrued Salary Expense due to the Releasors in the amount of $959,517 in the form of Common Stock. The Agreement contains standard covenants and terms found in similar agreements.

The following table shows the balance which is included in the debt to be settled and amount settled for the three months ended March 31, 2021:

Accounts payable	$60,755
Notes payable to related parties	531,722
Accrued interest - related parties	82,536
Accrued payroll – related parties	1,289,801
Due from related party	(6,221)
Debt to be settled as of December 31, 2020	$1,958,593

Settlement for the three months ended March 31, 2021
Cash payment	$16,547
1,281,787 shares of Common stock	1,025,425
Debt forgiveness applied to additional paid in capital	848,315
Balance to be paid in cash as of March 31, 2021	$68,306

 NOTE 12: NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible preferred stock and convertible notes that are computed using the if-converted method, and outstanding warrants that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income (loss)	$82,995,055	$(107,369)
(Gain) loss on change in fair value of derivatives	(83,430,835)	-
Interest on convertible debt	20,883	-
Net income (loss) - diluted	$(414,897)	$(107,369)

Denominator:
Weighted average common shares outstanding	39,484,185	879,741
Effect of dilutive shares	466,708,361	-
Diluted	506,192,546	879,741

Net income (loss) per common share:
Basic	$2.10	$(0.12)
Diluted	$(0.00)	$(0.12)

For the three months ended March 31, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to March 31, 2021 through the date these financial statements were issued, and noted the following events requiring disclosure:

The Company issued common shares as follows:

•	2,150,000 shares of common stock for the conversion of debt of $24,940.
•	5,928,498 shares of common stock for the conversion of accrued interest and fees of $57,961.

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

Our technologies are a one-of-a-kind collaborative software system that can be used by multiple agencies and jurisdictions to plan and coordinate emergency and disaster response, management and mitigation.

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

From a Citywide Perspective to a Single Building - Protect the Safety and Security of Specific Infrastructures Solution Offers:

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

A Comprehensive Community Solution - Ensures First Responder Access

We make your critical information readily available to local fire and police departments, giving them access to important response information related to your community, helping to provide:

•	Minimized Property Damage
•	Shared Mutual Aid Information
•	More Efficient Response
•	Enhanced Situational Awareness
•	Effective Collaboration Support

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

From a Single Building to a Campus Complex

Integrates with strategic partners’ “cloud” services to expand from a single location to a complex of buildings or campus. Multiple building plans tied together with regional context for more comprehensive facilities management and emergency planning.

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

Our Solution and Why We Believe We Are Unique

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

Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Results of Operations

The following are the results of our continuing operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended
	March 31,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expense	327,397	94,358	233,039
Other income (expense)	83,322,452	(13,011)	83,335,463
Net income (loss)	$82,995,055	$(107,369)	$83,102,424

Revenue

During the three months ended March 31, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

	Three Months Ended
	March 31,
	2021	2020	Change
General and administrative	$43,588	$608	$42,980
Professional fee	36,146	-	36,146
Compensation and payroll taxes	247,663	93,750	153,913
Total operating expenses	$327,397	$94,358	$233,039

Compensation and payroll taxes increased by $153,913, during the three months ended March 31, 2021 as compared to 2020. The increase in compensation expense in the current period is primarily due to employees’ payroll. Professional fees increased by $36,146, during the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to legal and accounting fees. General and administrative expenses increased by $42,980, during the three months ended March 31, 2021 as compared to 2020. The increase in general and administrative expenses is primarily due to an increase in marketing software expenses.

Other (Expense) Income

	Three Months Ended
	March 31,
	2021	2020	Change
Interest expense	$(108,383)	$(13,011)	$(95,372)
Change in fair value of derivative liability	83,430,835	-	83,430,835
Total other income (expense)	$83,322,452	$(13,011)	$83,335,463

The increase in other income was primarily due to gain on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	March 31,	December 31,
	2021	2020	Change
Cash	$76,498	$61,572	$14,926

Current assets	$269,540	$247,114	$22,426
Current liabilities	$16,974,408	$106,182,388	$(89,207,980)
Working capital deficiency	$(16,704,868)	$(105,935,274)	$89,230,406

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $46,650,320 and negative working capital of $16,704,868 as of March 31, 2021, as well as outstanding convertible notes payable of $221,575.

As of March 31, 2021 the working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $14 million, for the valuation of a convertible feature on one of our convertible notes that is convertible at $0.0001 per share. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 5 and 7 in our financial statements, as they are disclosed elsewhere in this Quarterly Report.

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

Cash Flows

	Three Months Ended
	March 31,
	2021	2020	Change
Cash used in operating activities	$(306,027)	$-	$(306,027)
Cash used in investing activities	$(7,500)	$-	$(7,500)
Cash provided by financing activities	$328,453	$-	$328,453
Cash and cash equivalents on hand	$76,498	$-	$76,498

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $306,027 and $0, respectively. During the three months ended March 31, 2021, we incurred a net income of $82,995,055 and the net income included significant non-cash income of $83,430,835 in change in fair value of derivative liabilities. During the three months ended March 31, 2020, we incurred a net loss of $107,369 and generated cash flows of $107,369 from the net increase in operating liabilities.

Investing activities

During the three months ended March 31, 2021, net cash used in investing activities was from an increase in due from related party. During the three months ended March 31, 2020, there were no investing activities.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $328,453, which consisted of $150,000 in proceeds from convertible notes payable, $195,000 in proceeds from notes payable, and amounts paid for debt settlement. During the three months ended March 31, 2020, there were no financing activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending March 31, 2021 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	In the quarter, a noteholder converted $40,230 of convertible debt into 1,235,636 shares of the Company’s common stock due to a conversion of promissory notes.
•	In the quarter, a noteholder converted $68,921 of convertible debt into 1,325,400 shares of the company’s common stock due to a conversion of promissory notes.
•	In the quarter, a noteholder converted $2,550 in principal into 25,500,000 shares of the Company’s common stock due to a conversion of promissory notes.
•	In the quarter, a noteholder converted $80,500 of convertible debt into 2,709,402 shares of the Company’s common stock due to a conversion of promissory notes.
•	On January 27, 2021, 18,425 shares of the Company’s common stock were issued for stock payable in the amount of $19,000.
•	On January 27, 2021, 1,281,787 shares of the Company’s common stock were issued to a noteholder in settlement of principal debt in the aggregate amount of $1,025,425.
•	25,000 shares of the Company’s common stock were issued in the amount of $5,000

Item 3. Default Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 17, 2021	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

