Form 10-Q
period 2021-06-30
MAPTELLIGENT, INC.
filed 2021-08-16
CIK 1697935

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of outstanding shares of common stock as of August 16, 2021 was 151,710,055.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$265,864	$61,572
Note receivable - related party	152,042	152,042
Subscription receivable	100,000	-
Due from related party	41,000	33,500
Total current assets	558,906	247,114

Total Assets	$558,906	$247,114

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$10,368	$18,949
Accrued payroll	106,415	272,301
Accrued interest	93,539	1,213,264
Notes payable	326,164	109,355
Convertible notes payable, net of debt discount	303,356	229,438
Derivative liability	6,492,973	102,361,488
Debt to be settled	48,306	1,958,593
Common stock payable	-	19,000
Total Current Liabilities	7,381,121	106,182,388

Total Liabilities	7,381,121	106,182,388

Stockholders' Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding, respectively	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value
142,976,721 and 23,712,522 shares issued and outstanding, respectively	1,430	237
Additional paid in capital	32,395,595	23,709,863
Accumulated deficit	(39,219,241)	(129,645,375)
Total Stockholders' Deficit	(6,822,215)	(105,935,274)
Total Liabilities and Stockholders' Deficit	$558,906	$247,114

See accompanying notes to these unaudited financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	95,990	19,530	139,578	20,138
Professional fee	22,760	600	58,906	600
Compensation and payroll taxes	232,015	20,500	479,678	114,250
Total operating expenses	350,765	40,630	678,162	134,988

Net loss from operations	(350,765)	(40,630)	(678,162)	(134,988)

Other income (expense)
Interest expense	(135,443)	(15,653)	(243,826)	(28,664)
Change in fair value of derivative liability	7,917,287	(682,156)	91,348,122	(682,156)
Total other income (expense)	7,781,844	(697,809)	91,104,296	(710,820)

Income (loss) before income taxes	7,431,079	(738,439)	90,426,134	(845,808)
Provision for income taxes	-	-	-	-
Net income (loss)	$7,431,079	$(738,439)	$90,426,134	$(845,808)

Basic income (loss) per Common Share	$0.09	$(0.82)	$1.49	$(0.93)
Diluted loss per Common Share	$(0.00)	$(0.82)	$(0.00)	$(0.93)
Basic weighted average number of common shares outstanding	81,674,114	906,032	60,784,647	906,032
Diluted weighted average number of common shares outstanding	668,049,067	906,032	634,914,296	906,032

See accompanying notes to these unaudited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	98,796	$1	20	$-	23,712,522	$237	$23,709,863	$(129,645,375)	$(105,935,274)

Stock issued for stock payable	-	-	-	-	43,425	-	19,000	-	19,000
Stock issued for notes and interest conversion	-	-	-	-	30,770,438	308	4,342,303	-	4,342,611
Stock issued for settlement of debt - related party	-	-	-	-	1,281,787	13	1,873,727	-	1,873,740
Net income	-	-	-	-		-	-	82,995,055	82,995,055
Balance - March 31, 2021	98,796	$1	20	$-	55,808,172	$558	$29,944,893	$(46,650,320)	$(16,704,868)

Stock issued for cash	-	-	-	-	48,400,000	484	458,516	-	459,000
Stock issued for notes and interest conversion	-	-	-	-	26,601,882	266	1,695,342	-	1,695,608
Stock issued for compensation	-	-	-	-	1,000,000	10	11,990	-	12,000
Stock issued for compensation - related party	-	-	-	-	11,166,667	112	111,555	-	111,667
Settlement of debt - related party	-	-	-	-	-	-	173,299	-	173,299
Net income	-	-	-	-	-	-	-	7,431,079	7,431,079
Balance - June 30, 2021	98,796	$1	20	$-	142,976,721	$1,430	$32,395,595	$(39,219,241)	$(6,822,215)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	98,796	$1	4	$-	879,742	$9	$19,632,880	$(23,396,555)	$(3,763,665)

Net loss	-	-	-	-		-	-	(107,369)	(107,369)
Balance - March 31, 2020	98,796	$1	4	$-	879,742	$9	$19,632,880	$(23,503,924)	$(3,871,034)

Stock issued for interest conversion	-	-	-	-	26,290	-	3,155	-	3,155
Net loss	-	-	-	-		-	-	(738,439)	(738,439)
Balance – June 30, 2020	98,796	$1	4	$-	906,032	$9	$19,636,035	$(24,242,363)	$(4,606,318)

See accompanying notes to these unaudited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,426,134	$(845,808)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	186,747	-
Common stock issued for compensation	123,667	-
Change in fair value of derivative liability	(91,348,122)	682,156
Changes in operating assets and liabilities:
Accounts payable	(8,579)	93,335
Accrued payroll	7,413	-
Accrued interest	57,079	-
Accrued expenses - related parties	-	9,208
Net Cash used in Operating Activities	(555,661)	(61,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related party	(7,500)	-
Net Cash used in Investing Activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	359,000	-
Proceeds from convertible notes payable	250,000	-
Debt to be settled	(36,547)	-
Proceeds from notes payable	195,000	62,579
Net Cash provided by Financing Activities	767,453	62,579

Net change in cash	204,292	1,470
Cash, beginning of period	61,572	-
Cash, end of period	$265,864	$1,470

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$6,038,219	$3,155
Common stock issued for stock payable	$19,000	$-
Derivative liability recognized as debt discounts	$281,533	$-
Settlement of debt - related party	$173,299	$-
Stock issued for settlement of related party debt	$1,873,740	$-
Subscription receivable	$100,000	$-

See accompanying notes to these unaudited financial statements

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the six months ended June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 3 – GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $39,219,241 and a negative working capital of $6,822,215 as of June 30, 2021. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the first Note and recorded $25,000 as a debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. In February 2021, the Company also issued a warrant to acquire146,667 shares of common stock as exercise price of $1.50. The warrant contains a cashless exercise provision and expired on the fifth anniversary of the warrant. The Company identified conversion features embedded within warrants issued during the period ended June 30, 2021. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 and $31,533 as debt discount during the six months ended June 30, 2021 and year ended December 31, 2020, respectively.

On February 10, 2021, the Company received $195,000 from the second Note and recorded $25,000 as a debt discount.

During the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $23,290 and $0 and amortization of discount of $53,342 and $0, respectively. As of June 30, 2021 and December 31, 2020, the Company had notes payable of $440,000 and $220,000, accrued interest of $24,881 and $1,591, and unamortized discount of $113,836 and $110,645, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, the Company has convertible notes payable as follows:

	June 30,	December 31,
	2021	2020

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	12,000	12,000
Promissory note, dated November 27, 2017 bearing interest of 12% annually, payable within a year	-	17,116
Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018	-	39,591
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	34,749	37,529
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	100,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	-
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	-
Convertible notes before debt discount	515,009	324,496
Less debt discount	(211,653)	(95,058)
Total outstanding convertible notes payable	$303,356	$229,438

During the six months ended June 30, 2021 and 2020, the Company recognized interest expense of $33,789 and $19,455 and amortization of discount, included in interest expense, of $133,405 and $0, respectively. As of June 30, 2021 and December 31, 2020, the Company recorded accrued interest of $68,658 and $1,213,264, respectively.

Conversion

During the six months ended June 30, 2021, the Company converted convertible note principal and accrued interest of $1,236,291 into 57,372,320 shares of common stock. The corresponding derivative liability at the date of conversion of $4,801,926, was settled through additional paid in capital.

The Company has entered into various convertible notes with variable conversion rates that create derivative liabilities. A description of outstanding convertible notes payable is as follows:

Promissory Notes - Issued in fiscal year 2017

During the year ended December 31, 2017, the Company issued a total of $265,900 of notes with the following terms:

•	Terms ranging from 9 months to 12 months. Certain note is due on demand.
•	Annual interest rates of 4% - 12%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (35% - 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion, the closing sale price
•	Certain notes are currently in default. Default interest rates are 24%.

Promissory Notes - Issued in fiscal year 2018

During the year ended December 31, 2018, the Company issued a total of $325,000 of notes with the following terms:

•	Terms ranging from 6 months to 12 months.
•	Annual interest rates of 8% - 12%.
•	Convertible at the option of the holders at issuance.
•

Conversion prices are typically based on the discounted (25% - 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price of $0.0001.

•	Notes are currently in default. Default interest rates are 24%.

Promissory Notes - Issued in fiscal year 2020

During the year ended December 31, 2020, the Company issued a note of $100,000 with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.40 or b) 50% of the lowest Trading Price during 20 trading days

During the six months ended June 30, 2021, the Company issued an additional tranche of $100,000.

Promissory Notes - Issued in fiscal year 2021

During the six months ended June 30, 2021, the Company issued a note of $150,000 with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.10 or b) 50% of the lowest Trading Price during 20 trading days

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

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible for the six months ended June 30, 2021 amounted to $606,699. $250,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $356,699 was recognized as a “day 1” derivative loss.

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

NOTE 6 - WARRANTS

During the six months ended June 30, 2021, the Company issued 146,667 warrants with an exercise price of $1.50 per common share, for a period of 5 years.

The Company determined that the warrants qualify for derivative accounting as a result of the reset feature, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options.

The following summarizes the Company’s warrant activity during the six months ended June 30, 2021:

		Weighted average	Weighted average
	Warrants	exercise price	remaining life (Year)
Outstanding - December 31, 2020	146,667	$1.50	4.95
Granted	146,667	1.50	5.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – June 30, 2021	293,334	$1.50	4.53

The intrinsic value of the warrants as of June 30, 2021 is $0. All of the outstanding warrants are exercisable as of June 30, 2021.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

During the six months ended June 30, 2021 and the year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2021	2020
Expected life in years	0.40 - 5 years	0.90 - 5 years
Stock price volatility	201% - 1,456%	895% - 1,444%
Discount rate	0.05% - 0.92%	0.10% - 0.39%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	281,533
Addition of new derivatives recognized as loss on derivatives	356,699
Settled upon conversion of debt	(4,801,926)
Gain on change in fair value of the derivative	(91,704,821)
Balance - June 30, 2021	$6,492,973

The following table summarizes the aggregate (gain) loss on derivatives during the year ended June 30, 2021 and 2020:

	Six months ended
	June 30,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$356,699	$-
Change in fair value of the derivative	(91,704,821)	(682,156)
	$(91,348,122)	$(682,156)

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

Preferred A Stock

As of June 30, 2021 and December 31, 2020, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of June 30, 2021 and December 31, 2020, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the six months ended June 30, 2021, the Company issued 119,264,199 common shares as follows;

•	57,372,320 shares of common stock for conversion of debt of $1,236,291.
•	1,281,787 shares of common stock for settlement of debt of $1,025,425.
•	43,425 shares of common stock for stock payable of $19,000.
•

48,400,000 shares of common stock for cash of $459,000, of which $100,000 for 10,000,000 shares was recorded as subscription receivable as of June 30, 2021 and the Company received $100,000 in July 2021.

•	11,166,667 shares of common stock to related parties for compensation valued at $111,667.
•	1,000,000 shares of common stock for consulting service valued at $12,000.

NOTE 10 - RELATED-PARTY TRANSACTIONS

Note receivable

During the year ended December 31, 2020, the Company issued 4,835,420 shares of common stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 was transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties. As of June 30, 2021 and December 31, 2020, the Company reported the remaining balance as a note receivable of $152,042, which is due on demand and bears no interest.

Due from related party

During the six months ended June 30, 2021, the Company lent $7,500. The loan was to a former executive for an obligation said executive had on behalf of a former company.

As of June 30, 2021 and 2020, the Company had due from related party of $41,000 and $33,500, respectively. Due from related party is non-bearing interest and due on demand.

Employment agreement

As of December 31, 2020, the Company reported accrued salary of $1,289,801 to our former CEO, CFO and a spouse of CEO which was reclassified to debt to be settled (Note 11). During the six months ended June 30, 2021, accrued salary was fully settled.

Debt forgiveness

During the six months ended June 30, 2021, accrued salaries for former management were forgiven and the Company recorded $173,299 as additional paid in capital.

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

The following table shows the balance which is included in the debt to be settled and amount settled for the six months ended June 30, 2021:

Accounts payable	$60,755
Notes payable to related parties	531,722
Accrued interest - related parties	82,536
Accrued payroll – related parties	1,289,801
Due from related party	(6,221)
Debt to be settled as of December 31, 2020	$1,958,593

Settlement for the six months ended June 30, 2021
Cash payment	$36,547
1,281,787 shares of Common stock	1,025,425
Debt forgiveness applied to additional paid in capital	848,315
Balance to be paid in cash as of June 30, 2021	$48,306

In July 2021, the Company fully paid the outstanding balance, and the debt to be settled is $0 as of the date of filing this quarterly report.

NOTE 12: NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$7,431,079	$(738,439)	$90,426,134	$(845,808)
(Gain) loss on change in fair value of derivatives	(7,917,287)	-	(91,348,122)	-
Interest on convertible debt	12,906	-	33,789	-
Net income (loss) - diluted	$(473,302)	$(738,439)	$(888,199)	$(845,808)

Denominator:
Weighted average common shares outstanding	81,674,114	906,032	60,784,647	906,032
Effect of dilutive shares	586,374,953	-	574,129,649	-
Diluted	668,049,067	906,032	634,914,296	906,032

Net income (loss) per common share:
Basic	$0.09	$(0.82)	$1.49	$(0.93)
Diluted	$(0.00)	$(0.82)	$0.00)	$(0.93)

For the three and six months ended June 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to June 30, 2021 through the date these financial statements were issued, and noted the following events requiring disclosure:

The Company issued common shares as follows:

•	1,000,000 shares of common stock for consulting service of $12,000
•	233,334 shares of common stock to a related party for compensation valued at $4,200.
•	7,500,000 shares of common stock for cash of $75,000.

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

We will continue to develop our in-building floorplan modeling GIS platform using the significant investment in the preparation of software solutions that has previously been made by using the ESRI software as well as GeoComm, Inc. GeoComm, provider of Public Safety Location Intelligence®, has a national reputation as a leading provider of public safety GIS systems. These systems route emergency calls to the appropriate 9-1-1 call center, map the caller’s location on a call taker or dispatcher map, and guide emergency responders to the scene of the accident on mobile displays within police, fire, and ambulance vehicles. Over the last 26 years, GeoComm has grown to serve local, regional, statewide, and military agencies in forty-nine states, helping keep more than 100 million people safe. In addition, in 2021 GeoComm’s statewide NG9-1-1 GIS project footprint has expanded to include seventeen statewide projects across the country. To learn more about GeoComm and our Public Safety Location Intelligence offerings visit www.geo-comm.com.

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

As a result of the agreement with ESRI, we now are able to provide a multi-layer geographic information system which can serve as the common situational awareness tool for all community services, including fire, police, public works, local utility companies, community planners, and tax assessors. We intend to license our products through “White Labeling” and packaging our product offerings. These solutions can support Smart City Initiatives both large and small. Smart city initiatives are programs that use advanced technology like cameras, sensors and the Internet of Things to collect data on things like water usage, volume of traffic, electricity consumption, parking availability, waste management, the presence of pedestrians and bicyclists, and interactions between citizens and their city government. Analytics help to process and transform this data into actionable information. All products are scalable by design and encourage data sharing across multiple jurisdictions. Our technologies also encourage a public/private partnership for local, state, and national business enterprises the ability to provide the local responder agency the ability to assess an event while en route to an incident. We believe our approach will help save lives and property.

Struggling through the chaos of responding to everyday emergency calls and catastrophes like 9/11, firefighters, police, and other emergency responders were not able to access or share critical data - basic information such as building floor plans, emergency pre-plans, and responder locations. The result is a breakdown in a coordinated and efficient response.

Today, following various home-grown terrorist attacks on elementary schools, malls, and colleges the same breakdown still exists. Our suite of technologies bridges this information gap by providing solutions that allow for a visually intuitive way for school administrators, business owners, and first responders to help save lives and property.

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

Results of Operations

The following are the results of our continuing operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	Three Months Ended
	June 30,
	2021	2020	Change
Revenue	$-	$-	$-

Operating expense	350,765	40,630	310,135
Other income (expense)	7,781,844	(697,809)	8,479,653
Net income (loss)	$7,431,079	$(738,439)	$8,169,518

Revenue

During the three months ended June 30, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

	Three Months Ended
	June 30,
	2021	2020	Change

General and administrative	$95,990	$19,530	$76,460
Professional fee	22,760	600	22,160
Compensation and payroll taxes	232,015	20,500	211,515
Total operating expenses	$350,765	$40,630	$310,135

Compensation and payroll taxes increased by $211,515, during the three months ended June 30, 2021 as compared to 2020. The increase in compensation expense in the current period is primarily due to employees’ payroll and stock based compensation. Professional fees increased by $22,160, during the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to legal and accounting fees. General and administrative expenses increased by $76,460, during the three months ended June 30, 2021 as compared to 2020. The increase in general and administrative expenses is primarily due to an increase in marketing software expenses.

Other (Expense) Income

	Three Months Ended
	June 30,
	2021	2020	Change

Interest expense	$(135,443)	$(15,653)	$(119,790)
Change in fair value of derivative liability	7,917,287	(682,156)	8,599,443
Total other income (expense)	$7,781,844	$(697,809)	$8,479,653

The increase in other income was primarily due to gain on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

The following are the results of our continuing operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Six Months Ended
	June 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expense	678,162	134,988	543,174
Other income (expense)	91,104,296	(710,820)	91,815,116
Net income (loss)	$90,426,134	$(845,808)	$91,271,942

Revenue

During the six months ended June 30, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

	Six Months Ended
	June 30,
	2021	2020	Change

General and administrative	$139,578	$20,138	$119,440
Professional fee	58,906	600	58,306
Compensation and payroll taxes	479,678	114,250	365,428
Total operating expenses	$678,162	$134,988	$543,174

Compensation and payroll taxes increased by $365,428, during the six months ended June 30, 2021 as compared to 2020. The increase in compensation expense in the current period is primarily due to employees’ payroll and stock based compensation. Professional fees increased by $58,306, during the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to legal and accounting fees. General and administrative expenses increased by $119,440, during the six months ended June 30, 2021 as compared to 2020. The increase in general and administrative expenses is primarily due to an increase in marketing software expenses.

Other Income (Expense)

	Six Months Ended
	June 30,
	2021	2020	Change

Interest expense	$(243,826)	$(28,664)	$(215,162)
Change in fair value of derivative liability	91,348,122	(682,156)	92,030,278
Total other income (expense)	$91,104,296	$(710,820)	$91,815,116

The increase in other income was primarily due to gain on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	June 30,	December 31,
	2021	2020	Change
Cash	$265,864	$61,572	$204,292

Current assets	$558,906	$247,114	$311,792
Current liabilities	$7,381,121	$106,182,388	$(98,801,267)
Working capital deficiency	$(6,822,215)	$(105,935,274)	$99,113,059

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $39,219,241 and negative working capital of $6,822,215 as of June 30, 2021, as well as outstanding convertible notes payable of $303,356.

As of June 30, 2021, the working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $6,5 million, for the valuation of a convertible feature on one of our convertible notes that is convertible at $0.0001 per share. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 5 and 7 in our financial statements, as they are disclosed elsewhere in this Quarterly Report.

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

Cash Flows

	Six Months Ended
	June 30,
	2021	2020	Change
Cash used in operating activities	$(555,661)	$(61,109)	$(494,552)
Cash used in investing activities	$(7,500)	$-	$(7,500)
Cash provided by financing activities	$767,453	$62,579	$704,874
Cash and cash equivalents on hand	$265,864	$1,470	$264,394

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $555,661 and $61,109, respectively. During the six months ended June 30, 2021, we incurred a net income of $90,426,134 and the net income included significant non-cash income reduction to cash flow add back of $91,348,122 in change in fair value of derivative liabilities, increase in from add back of amortization of 186,746, add back for stock compensation of $123,667 and increase from operating liabilites of $55,913. During the six months ended June 30, 2020, we incurred a net loss of $845,808, offset by non-cash expense of change in fair value of derivative liability of $682,156 and generated cash flows of $102,543 from the net increase in operating liabilities.

Investing activities

During the six months ended June 30, 2021, net cash used in investing activities was from an increase in due from related party. During the six months ended June 30, 2020, there were no investing activities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $767,453, which consisted of $359,000 in proceeds from issuance of common stock, $250,000 in proceeds from convertible notes payable, $195,000 in proceeds from notes payable, and amounts paid for debt settlement of $36,547. During the six months ended June 30, 2020, the Company received $62,579 from notes payable.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending June 30, 2021 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	On various dates in the quarter, a noteholder converted $1,043,861 of convertible debt into 24,301,882 shares of the Company’s common stock due to a conversion of promissory notes.
•	On May 13, 2021, a noteholder converted $230 in principal into 2,300,000 shares of the Company’s common stock pursuant to conversion of promissory notes
•	On June 8, 2021, 11,166,667 shares of the Company’s common stock were issued for compensation in the amount of $111,667.
•	On June 21, 2021, 1,000,000 shares of the Company’s common stock were issued for service in the amount of $12,000.
•	48,400,000 shares of the Company’s common stock were issued in the amount of $459,000

Item 3. Default Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2021.

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

Date: August 16, 2021	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

