Form 10-Q
period 2021-09-30
MAPTELLIGENT, INC.
filed 2021-11-15
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of outstanding shares of common stock as of November 12, 2022 was 204,146,788.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$659,642	$61,572
Note receivable - related party	152,042	152,042
Due from related party	41,000	33,500
Total current assets	852,684	247,114

Total Assets	$852,684	$247,114

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$3,858	$18,949
Accrued payroll	106,415	272,301
Accrued interest	121,228	1,213,264
Notes payable, net of debt discount	355,436	109,355
Convertible notes payable, net of debt discount	496,322	229,438
Derivative liability	6,578,237	102,361,488
Debt to be settled	-	1,958,593
Common stock payable	26,850	19,000
Total Current Liabilities	7,688,346	106,182,388

Total Liabilities	7,688,346	106,182,388

Stockholders' Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding, respectively	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value
204,146,788 and 23,712,522 shares issued and outstanding, respectively	2,041	237
Additional paid in capital	33,071,797	23,709,863
Accumulated deficit	(39,909,501)	(129,645,375)
Total Stockholders' Deficit	(6,835,662)	(105,935,274)
Total Liabilities and Stockholders' Deficit	$852,684	$247,114

See accompanying notes to these unaudited financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	154,118	25,455	293,696	45,593
Professional fees	11,433	17,900	70,339	18,500
Compensation and payroll taxes	96,925	506,473	576,603	620,723
Total operating expenses	262,476	549,828	940,638	684,816

Net loss from operations	(262,476)	(549,828)	(940,638)	(684,816)

Other income (expense)
Interest expense	(166,427)	(13,151)	(410,253)	(41,815)
Change in fair value of derivative liability	(262,264)	624,859	91,085,858	(57,297)
Gain on settlement of debt	907	-	907	-
Total other income (expense)	(427,784)	611,708	90,676,512	(99,112)

Income (loss) before income taxes	(690,260)	61,880	89,735,874	(783,928)
Provision for income taxes	-	-	-	-
Net income (loss)	$(690,260)	$61,880	$89,735,874	$(783,928)

Basic income (loss) per Common Share	$(0.00)	$0.03	$0.93	$(0.76)
Diluted income (loss) per Common Share	$(0.00)	$(0.22)	$(0.00)	$(0.76)
Basic weighted average number of common shares outstanding	166,505,444	1,893,107	96,412,168	1,025,682
Diluted weighted average number of common shares outstanding	166,505,444	2,498,115	620,579,641	1,025,682

See accompanying notes to these unaudited financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine months ended September 30, 2021

							Additional		Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	98,796	$1	20	$-	23,712,522	$237	$23,709,863	$(129,645,375)	$(105,935,274)

Stock issued for stock payable	-	-	-	-	43,425	-	19,000	-	19,000
Stock issued for notes and interest conversion	-	-	-	-	30,770,438	308	4,342,303	-	4,342,611
Stock issued for settlement of debt - related party	-	-	-	-	1,281,787	13	1,873,727	-	1,873,740
Net income	-	-	-	-		-	-	82,995,055	82,995,055
Balance - March 31, 2021	98,796	$1	20	$-	55,808,172	$558	$29,944,893	$(46,650,320)	$(16,704,868)

Stock issued for cash	-	-	-	-	48,400,000	484	458,516	-	459,000
Stock issued for notes and interest conversion	-	-	-	-	26,601,882	266	1,695,342	-	1,695,608
Stock issued for compensation	-	-	-	-	1,000,000	10	11,990	-	12,000
Stock issued for compensation - related party	-	-	-	-	11,166,667	112	111,555	-	111,667
Settlement of debt - related party	-	-	-	-	-	-	173,299	-	173,299
Net income	-	-	-	-	-	-	-	7,431,079	7,431,079
Balance - June 30,2021	98,796	$1	20	$-	142,976,721	$1,430	$32,395,595	$(39,219,241)	$(6,822,215)

Stock issued for cash	-	-	-	-	42,500,000	425	424,575	-	425,000
Stock issued for notes and interest conversion	-	-	-	-	15,000,000	150	178,350	-	178,500
Stock issued for compensation	-	-	-	-	3,553,400	35	71,665	-	71,700
Stock issued for compensation - related party	-	-	-	-	116,667	1	1,165	-	1,166
Settlement of debt - related party	-	-	-	-	-	-	447	-	447
Net loss	-	-	-	-	-	-	-	(690,260)	(690,260)
Balance - September 30, 2021	98,796	$1	20	$-	204,146,788	$2,041	$33,071,797	$(39,909,501)	$(6,835,662)

Nine months ended September 30, 2020

							Additional		Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	98,796	$1	4	$-	879,741	$9	$19,632,880	$(23,396,555)	$(3,763,665)

Net loss	-	-	-	-		-	-	(107,369)	(107,369)
Balance - March 31, 2020	98,796	$1	4	$-	879,741	$9	$19,632,880	$(23,503,924)	$(3,871,034)

Stock issued for interest conversion	-	-	-	-	26,291	-	3,155	-	3,155
Net loss	-	-	-	-		-	-	(738,439)	(738,439)
Balance - June 30, 2020	98,796	$1	4	$-	906,032	$9	$19,636,035	$(24,242,363)	$(4,606,318)

Stock issued for notes and interest conversion	-	-	-	-	111,390	1	13,366	-	13,367
Stock issued for compensation	-	-	-	-	375,000	4	224,996	-	225,000
Net income	-	-	-	-		-	-	61,880	61,880
Balance - September 30, 2020	98,796	$1	4	$-	1,392,422	$14	$19,874,397	$(24,180,483)	$(4,306,071)

See accompanying notes to these unaudited financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,735,874	$(783,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	325,485	-
Common stock issued for compensation	196,533	225,000
Change in fair value of derivative liability	(91,085,858)	57,297
Gain on settlement of debt	(907)	-
Changes in operating assets and liabilities:
Accounts payable	(14,182)	190,668
Accrued payroll	7,413	-
Accrued interest	84,768	-
Accrued expenses - related parties	-	30,386
Accounts receivable	-	(15,000)
Stock payable	26,850	-
Net Cash used in Operating Activities	(724,024)	(295,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related party	(7,500)	-
Net Cash used in Investing Activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	884,000	-
Proceeds from convertible notes payable	335,000	-
Repayment of debt to be settled	(84,406)	-
Proceeds from notes payable	195,000	309,429
Net Cash provided by Financing Activities	1,329,594	309,429

Net change in cash	598,070	13,852
Cash, beginning of period	61,572	-
Cash, end of period	$659,642	$13,852

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$6,216,719	$16,522
Common stock issued for stock payable	$19,000	$-
Derivative liability recognized as debt discounts	$281,533	$-
Settlement of debt - related party	$173,746	$-
Stock issued for settlement of related party debt	$1,873,740	$-

See accompanying notes to these unaudited financial statements.

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS:

The Company is a Nevada corporation, originally formed as a corporation within the State of Utah under the name State Cycle, Inc. on August 7, 1974. The Company re-domiciled to the state of Nevada and changed its name to X Rail Enterprises, Inc. on November 5, 2015, at which time its primary business changed from mining to rail transportation, passenger excursions, rail car construction and rail related operations and services. Effective November 4, 2017, the Company changed its name to Las Vegas Xpress, Inc. On April 13, 2020, the Company entered into an asset purchase agreement with an entity affiliated with the Company’s CEO, whereby the Company would acquire certain intellectual property in connection with a planned change in business to assist first responders with data access and transfer in times of crisis using geospatial technology.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the nine months ended September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company.

Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders.

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

NOTE 3 – GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $39,909,501 and a negative working capital of $6,835,662 as of September 30, 2021. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the first Note and recorded $25,000 as a debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. In February 2021, the Company also issued a warrant to acquire146,667 shares of common stock as exercise price of $1.50. The warrant contains a cashless exercise provision and expired on the fifth anniversary of the warrant. The Company identified conversion features embedded within warrants issued during the period ended September 30, 2021. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 and $31,533 as debt discount during the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.

On February 10, 2021, the Company received $195,000 from the second Note and recorded $25,000 as a debt discount.

During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $36,599 and $0 and amortization of discount of $82,614 and $0, respectively. As of September 30, 2021 and December 31, 2020, the Company had notes payable of $440,000 and $220,000, accrued interest of $38,190 and $1,591, and unamortized discount of $84,564 and $110,645, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, the Company has convertible notes payable as follows:

	September 30,	December 31,
	2021	2020

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	12,000	12,000
Promissory note, dated November 27, 2017 bearing interest of 12% annually, payable within a year	-	17,116
Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018	-	39,591
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	33,249	37,529
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	100,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	-
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	-
Promissory note, dated August 2, 2021, bearing interest of 10% annually, payable on August 2, 2022	53,750	-
Promissory note, dated August 30, 2021, bearing interest of 10% annually, payable on August 30, 2022	38,750	-
Convertible notes before debt discount	606,009	324,496
Less debt discount	(109,687)	(95,058)
Total outstanding convertible notes payable	$496,322	$229,438

During the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $48,169 and $27,951 and amortization of discount, included in interest expense, of $242,871 and $0, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded accrued interest of $83,037 and $1,213,264, respectively.

Conversion

During the nine months ended September 30, 2021, the Company converted convertible note principal and accrued interest of $1,237,791 into 72,372,320 shares of common stock. The corresponding derivative liability at the date of conversion of $4,978,928, was settled through additional paid in capital.

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

•	Notes are currently in default. Default interest rates are 24%.

Promissory Notes - Issued in fiscal year 2020

During the year ended December 31, 2020, the Company issued a note of $100,000 with the following terms:

•	Term is 12 months (due on November 23, 2021).
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.40 or b) 50% of the lowest Trading Price during 20 trading days

During the nine months ended September 30, 2021, the Company issued an additional tranche of $100,000.

Promissory Notes - Issued in fiscal year 2021

During the nine months ended September 30, 2021, the Company issued a total of $242,500 in notes with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.10 or b) 50% of the lowest Trading Price during 20 trading days or Conversion price is 65% of the lowest Trading Price during 10 trading days.

The notes include original issue discounts and financing costs totaling to $7,500 and the Company received cash of $235,000.

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

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible for the nine months ended September 30, 2021 amounted to $606,699. $250,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $356,699 was recognized as a “day 1” derivative loss.

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

NOTE 6 - WARRANTS

During the nine months ended September 30, 2021, the Company issued 146,667 warrants with an exercise price of $1.50 per common share, for a period of 5 years.

The Company determined that the warrants qualify for derivative accounting as a result of the reset feature, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options.

The following summarizes the Company’s warrant activity during the nine months ended September 30, 2021:

		Weighted average	Weighted average
	Warrants	exercise price	remaining life (Year)
Outstanding - December 31, 2020	146,667	$1.50	4.95
Granted	146,667	1.50	5.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – September 30, 2021	293,334	$1.50	4.28

The intrinsic value of the warrants as of September 30, 2021 is $0. All of the outstanding warrants are exercisable as of September 30, 2021.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2021	2020
Expected life in years	0.15 - 5 years	0.90 - 5 years
Stock price volatility	133% - 1,456%	895% - 1,444%
Discount rate	0.04% - 0.98%	0.10% - 0.39%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	281,533
Addition of new derivatives recognized as loss on derivatives	356,699
Settled upon conversion of debt	(4,978,926)
Gain on change in fair value of the derivative	(91,442,557)
Balance - September 30, 2021	$6,578,237

The following table summarizes the aggregate (gain) loss on derivatives during the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$356,699	$-
Change in fair value of the derivative	(91,442,557)	(57,297)
	$(91,085,858)	$(57,297)

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

Preferred A Stock

As of September 30, 2021 and December 31, 2020, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of September 30, 2021 and December 31, 2020, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the nine months ended September 30, 2021, the Company issued 180,434,266 common shares as follows;

•	72,372,320 shares of common stock for conversion of debt of $6,216,719.
•	1,281,787 shares of common stock for settlement of debt of $1,873,740.
•	43,425 shares of common stock for stock payable of $19,000.
•	90,900,000 shares of common stock for cash of $884,000
•	11,283,334 shares of common stock to related parties for compensation valued at $112,833.
•	4,553,400 shares of common stock for consulting service valued at $83,700.

Stock payable

As of September 30, 2021, the Company recorded stock payable of $26,850 which is 1,800,000 shares to be issued.

NOTE 10 - RELATED-PARTY TRANSACTIONS

Note receivable

During the year ended December 31, 2020, the Company issued 4,835,420 shares of common stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 was transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties. As of September 30, 2021 and December 31, 2020, the Company reported the remaining balance as a note receivable of $152,042, which is due on demand and bears no interest.

Due from related party

During the nine months ended September 30, 2021, the Company lent $7,500. The loan was to a former executive for an obligation said executive had on behalf of a former company.

As of September 30, 2021 and 2020, the Company had due from related party of $41,000 and $33,500, respectively. Due from related party is non-bearing interest and due on demand.

Employment agreement

As of December 31, 2020, the Company reported accrued salary of $1,289,801 to our former CEO, CFO and a spouse of CEO which was reclassified to debt to be settled (Note 11). During the nine months ended September 30, 2021, accrued salary was fully settled.

Debt forgiveness

During the nine months ended September 30, 2021, accrued salaries for former management were forgiven and the Company recorded $173,299 as additional paid in capital.

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

The following table shows the balance which is included in the debt to be settled and amount settled for the nine months ended September 30, 2021:

Accounts payable	$60,755
Notes payable to related parties	531,722
Accrued interest - related parties	82,536
Accrued payroll – related parties	1,289,801
Due from related party	(6,221)
Debt to be settled as of December 31, 2020	$1,958,593

Settlement for the nine months ended September 30, 2021
Cash payment	$84,406
1,281,787 shares of Common stock	1,025,425
Debt forgiveness applied to additional paid in capital	848,762
Balance to be paid in cash as of September 30, 2021	$-

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(690,260)	$61,880	$89,735,874	$(783,928)
(Gain) loss on change in fair value of derivatives	-	(624,859)	(91,085,858)	-
Interest on convertible debt	-	8,496	33,789	-
Net loss - diluted	$(690,260)	$(554,483)	$(1,316,195)	$(783,928)

Denominator:
Weighted average common shares outstanding	166,505,444	1,893,107	96,412,168	1,025,682
Effect of dilutive shares	-	605,008	524,167,473	-
Diluted	166,505,444	2,498,115	620,579,641	1,025,682

Net income (loss) per common share:
Basic	$(0.00)	$0.03	$0.93	$(0.76)
Diluted	$(0.00)	$(0.22)	$(0.00)	$(0.76)

For the three months ended September 30, 2021 and nine months ended September 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to September 30, 2021 through the date these financial statements were issued, and noted the following events requiring disclosure:

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

Business Overview

Maptelligent, Inc. (“Maptelligent,” “we”, “our” or “the Company”) technology serves a market of organizations and entities who are required through regulation or have a need for digital twins, as-built diagrams and associated assessment/survey information. In many cases, these entities have high risk profiles re are often at risk from threats and emergency incidents such as: schools, universities, hospitals, shopping malls, sporting events, commercial enterprises, and infrastructure, like ports (sea and air) to name a few.

We provide a cloud based geographic platform to access digital twin information, building information models and associated assessment/survey data relevant to structures, properties or area of interest enabling operational efficiencies and cost savings.

Our solution provides web and mobile applications for teams to explore, enhance and collaborate on projects using data from multiple systems in a geospatial context. We enable visibility into information and documents so that clients can measure progress, understand risks and costs, and communicate seamlessly with stakeholders. Our solution integrates disparate data from sensors, cameras, alarms, access control and accountability systems creating actionable intelligence on an intuitive map display. This rapid access to relevant information enhances situational awareness to mitigate additional loss of life and property when shared with first responders. Our use of no code low code application development provides greater flexibility and cost savings while providing highly adaptive solutions to our clients.

We also provide a suite of tools providing customers the ability to maintain and manage data in a mobile environment. Access to geospatial data in the cloud will provide customers to perform additional spatial analytics.

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

From a Single Building to a Complex property

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

Results of Operations

The following are the results of our continuing operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

	Three Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-

Operating expense	262,476	549,828	(287,352)
Other income (expense)	(427,784)	611,708	(1,039,492)
Net income (loss)	$(690,260)	$61,880	$(752,140)

Revenue

During the three months ended September 30, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

	Three Months Ended
	September 30,
	2021	2020	Change

General and administrative	$154,118	$25,455	$128,663
Professional fee	11,433	17,900	(6,467)
Compensation and payroll taxes	96,925	506,473	(409,548)
Total operating expenses	$262,476	$549,828	$(287,352)

Compensation and payroll taxes decreased by $409,548, during the three months ended September 30, 2021 as compared to 2020. The decrease in compensation expense in the current period is primarily due to fewer employees. Professional fees decreased by $6,467, during the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to lower legal fees . General and administrative expenses increased by $128,663, during the three months ended September 30, 2021 as compared to 2020. The increase in general and administrative expenses is primarily due to marketing and software expenses activities that weren’t occurring in the prior year.

Other (Expense) Income

	Three Months Ended
	September 30,
	2021	2020	Change

Interest expense	$(166,427)	$(13,151)	$(153,276)
Change in fair value of derivative liability	(262,264)	624,859	(887,123)
Gain on settlement of debt	907	-	907
Total other income (expense)	$(427,784)	$611,708	$(1,039,492)

The decrease in other income was primarily due to loss on change in fair value of derivative liability, from an accounting estimate related to the conversion feature of one convertible promissory note.

The following are the results of our continuing operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expense	940,638	684,816	255,822
Other income (expense)	90,676,512	(99,112)	90,775,624
Net income (loss)	$89,735,874	$(783,928)	$90,519,802

Revenue

During the nine months ended September 30, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

	Nine Months Ended
	September 30,
	2021	2020	Change

General and administrative	$293,696	$45,593	$248,103
Professional fee	70,339	18,500	51,839
Compensation and payroll taxes	576,603	620,723	(44,120)
Total operating expenses	$940,638	$684,816	$255,822

Compensation and payroll taxes decreased by $44,120, during the nine months ended September 30, 2021 as compared to 2020. The decrease in compensation expense in the current period is primarily due to fewer employees. Professional fees increased by $51,839, during the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to lower legal fees. General and administrative expenses increased by $248,103, during the nine months ended September 30, 2021 as compared to 2020. The increase in general and administrative expenses is primarily due to marketing and software expense activities that weren’t occurring in the prior year.

Other Income (Expense)

	Nine Months Ended
	September 30,
	2021	2020	Change

Interest expense	$(410,253)	$(41,815)	$(368,438)
Change in fair value of derivative liability	91,085,858	(57,297)	91,143,155
Gain on settlement of debt	907	-	907
Total other income (expense)	$90,676,512	$(99,112)	$90,775,624

The increase in other income was primarily due to gain on change in fair value of derivative liability, from an accounting estimate related to the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020	Change
Cash	$659,642	$61,572	$598,070

Current assets	$852,684	$247,114	$605,570
Current liabilities	$7,688,346	$106,182,388	$(98,494,042)
Working capital deficiency	$(6,835,662)	$(105,935,274)	$99,099,612

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $39,909,501 and negative working capital of $6,835,662 as of September 30, 2021, as well as outstanding convertible notes payable of $496,322.

As of September 30, 2021, the working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $6.5 million, for the valuation of a convertible feature on one of our convertible notes that is convertible at $0.0001 per share. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 5 and 7 in our financial statements, as they are disclosed elsewhere in this Quarterly Report.

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

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020	Change
Cash used in operating activities	$(724,024)	$(295,577)	$(428,447)
Cash used in investing activities	$(7,500)	$-	$(7,500)
Cash provided by financing activities	$1,329,594	$309,429	$1,020,165
Cash on hand	$659,642	$13,852	$645,790

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $724,024 and $295,577, respectively. During the nine months ended September 30, 2021, we incurred a net income of $89,735,874, which included significant non-cash income reduction to cash flow of $91,085,858 in change in fair value of derivative liabilities, increase in from add-backs of amortization of debt discount of $325,485 and stock compensation of $196,533, reduction for gain on debt settlement of $907, and increase from operating liabilities of $104,849.

During the nine months ended September 30, 2020, we incurred a net loss of $783,928, offset by non-cash expense add-backs of change in fair value of derivative liability of $57,297 and stock compensation of $225,000, and generated cash flows of $206,054 from the net increase in operating liabilities.

Investing activities

During the nine months ended September 30, 2021, net cash used in investing activities of $7,500 was from a loan to a related party. During the nine months ended September 30, 2020, there were no investing activities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $1,329,594, which consisted of $884,000 in proceeds from issuance of common stock, $335,000 in proceeds from convertible notes payable, $195,000 in proceeds from notes payable, and amounts paid for debt settlement of $84,406. During the nine months ended September 30, 2020, the Company received $309,429 from short term notes payable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item. We do not hold any derivative instruments and do not engage in any hedging activities.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending September 30, 2021 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	On August 5,2021, a noteholder converted $178,500 of convertible debt into 15,000,000 shares of the Company’s common stock due to a conversion of promissory notes.
•	On July 23, 2021, 116,667 shares of the Company’s common stock were issued for compensation -related party in the amount of $1,166.
•	On July 23, 2021, 1,500,000 shares of the Company’s common stock were issued for service in the amount of $15,300.
•	On July 23, 2021, 1,000,000 shares of the Company’s common stock were issued for service in the amount of $10,000.
•	On August 25, 2021, 1,053,400 shares of the Company’s common stock were issued for service in the amount of $46,400.
•	42,500,000 shares of the Company’s common stock were issued for cash in the amount of $425,000.

Item 3. Default Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101	Inline XBRL DOCUMENT Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

EX-104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 15, 2021	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

