Form 10-K
period 2021-12-31
MAPTELLIGENT, INC.
filed 2022-03-31
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

At June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,232,722 based on the closing sale price of the registrant’s common stock on June 30, 2021 of $0.012 per share.

Number of outstanding shares of common stock as of May 31, 2022, was 271,622,264.

Documents Incorporated by Reference: None.

MAPTELLIGENT, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Maptelligent, Inc. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Maptelligent,” “we,” “us,” and “our” refers to Maptelligent, Inc.

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

History

Following the World Trade Center attack in 2001, Maptelligent, Inc., used the expertise of its executive’s extensive background in communication technologies and investigated additional technologies that could make the response efforts of emergency managers more streamlined. Hurricane Katrina presented many new problems for first responders and others who could benefit. Our staff participated and attended a series of Katrina Panel meetings to better understand the communication “gaps” that our responders identified. Following Katrina, Maptelligent, Inc. decided to take a pro-active position to these gaps and started a company focused on the research and development of new world technologies dedicated to the safety and security of people and the places they congregate. With the Sandy Hook School shooting, the Aurora Theater attack, the Boston Marathon bombing, the horrific events that have taken place in Paris and Orlando and the Marjory Stoneman Douglas High School in Parkland, Florida, Maptelligent, Inc., continued to pursue the creation of an interoperable method of sharing critical in-building information with our first responders. When the Las Vegas attack during the Harvest Music Festival took place, everyone realized the problem of data sharing between our public servants needed to be solved. The current COVID- 19 Pandemic further identified the need for horizontal and vertical data sharing between hospitals and first responders worldwide and many others.

After careful consideration and assessment of current market conditions, we have decided to improve our product portfolio by developing new capabilities consistent with current technology innovations such as SaaS, Cloud, and e-commerce product delivery.

Business Overview

Maptelligent delivers easy-to-use web and mobile applications for teams to explore, enhance and collaborate on projects using data from multiple systems in a geospatial context. Maptelligent digital twin solution set provides interconnectivity, automation, and access to real-time data. We enable visibility into information and documents that your teams are managing, so that they can measure progress, understand risks and costs, and communicate seamlessly with stakeholders. Maptelligent implementing innovative technology, allowing customers to model their operations and solve today’s complex business problems. Using the latest in remote capture technology (LIDAR, Photogrammetry), building information, modeling and location intelligence delivers customized digital twin and Industry 4.0 applications. Maptelligent, Inc., provides customers a secure web application with a flexible framework on Esri’s ArcGIS Platform technology.

Digital twin technology is a critical component of Industry 4.0, the ongoing automation of traditional manufacturing and industrial practices, using modern smart technology. In simple terms, digital twin is the virtual replica of real-world objects, including physical objects, processes, relationships, and behaviors. These models of real-world objects, through the use of Maptelligent capabilities, can be implemented into common operational pictures, for unique real-time integrated understanding of your environment. Maptelligent, Inc., provides web and mobile solutions that leverage the latest in no code/low code development capability. This provides cost effective, customized solutions, which are tailored to our customers’ unique disparate data and operational requirements. Coupled with cloud interoperability, the Maptelligent, Inc., solution delivers an innovative, easy-to-use web-based experience by integrating multiple operations, including asset management, building automation and control, interdisciplinary coordination, scheduling, cost estimating, and integrated construction specifications.

Maptelligent can provide the following capabilities:

Digital Transformation & Technical Services

•	Data conversion & digital transformation and information models
•	Database design and implementation
•	Geospatial data manipulation, conversion, and reporting
•	Product as a service development, including mobile and field maps
•	Template deployments and configuration
•	ArcGIS Web Application Builder custom widget development

Assessments – remote sensing and data capture

•	Floorplan, elevation, or other low fidelity property capture
•	Prescriptive Maintenance for location assets, Property Management Assessment
•	Campus Safety, Ground Transportation and Multi-Hazard Infrastructure
•	Asset Value Assessment, High Rise or Multi Commercial Assessment
•	Medical/Hospital Multi Hazard Assessments

Survey Services - high accuracy engineering schematics using lidar remote sensing

•	Floor Plan (Detailed) - Walls, fenestration, openings, stairs, plumbing, casework, soffits, HVAC registers, appliances, cabinets & counters
•	Floor Plan (Basic) - Walls, fenestration, openings, stairs, and structural elements only. No fixtures
•	Exterior Elevations (Detailed) - Walls, roof lines, openings, fenestration and grade with illustrated decor, ornamentation & detail
•	Exterior Elevations (Basic) - Walls, roof lines, openings, fenestration and grade. No decor, ornamentation or window & door detail
•	Building Sections (Structural) - Same as above but includes rafters, floor joists, or foundation members at cut. Requires foundation plan
•	Building Sections (Basic) - Cut through building from grade up through roof - No rafters, floor joists, or foundation members
•	Roof Plan - Roof line, building line, ridges, parapets, water shed, valleys, & hips
•	Site Plan/Landscape Survey - Structures, hard/soft scapes, street centerline & curb work (not a civil survey)
•	Reflected Ceiling Plan - Reflected image of ceiling elements. Includes ceiling heights
•	Electrical & Lighting Plan - Receptacles, switches, control panels, lighting devices and fixtures
•	Mechanical Plan - HVAC Equip, ducting, and observable equip
•	Roof Framing Plan - Structural drawing of roof members such as ridge beams, rafters, purlins, hip rafters, posts, valley rafters, etc.
•	Foundation Plan - Foundation walls, girder beams, posts, columns, piers, joists, and slabs
•	Equipment Plan - Boilers, furnaces, pumps, control systems, compressors, elevator equip etc.
•	Interior Elevations - Wall perimeters, openings, fenestration, trim, wall decor, wall fixtures and lighting
•	360 Degree Area Photography/Virtual Tour - 360-degree photos of desired architecture, areas, or spaces
•	Revit Modeling - Level of detail to be modeled is determined case by case
•	Point Cloud Delivery - Registered point cloud files delivered in various file formats

As a result of the agreement with ESRI as a Silver Partner – Value Added Reseller, we now are able to provide a multi-layer geographic information system which can serve as the common situational awareness tool for customers. We intend to license our products through ESRI “partner user licenses” providing a roust secure infrastructure for our clients. These solutions can support Smart City Initiatives both large and small. Smart city initiatives are programs that use advanced technology like building information models, cameras, sensors and the Internet of Things to collect data on things like water usage, volume of traffic, electricity consumption, parking availability, waste management, the presence of pedestrians and bicyclists, and interactions between citizens and their city government. Analytics help to process and transform this data into actionable information. All products are scalable by design and encourage data sharing across client stakeholders. We know our approach will provide critical information to our customers providing return on investment.

This set of comprehensive digital twin capability is designed for everyday use, scaling seamlessly to support multiple operations and capabilities. Buildings, regardless of occupancy and construction class, are looked upon as living eco-systems that need to be managed and maintain of their critical functions such as water intake, wastewater, electric power, air quality, HVAC, occupant security and safety, occupant access and egress via stairs, halls, elevators, and escalators, to identify a few. Building information management (BIM) models / systems today are transforming how we design, conduct construction scheduling, and facilitate the multitude of issues of owning buildings, regardless of occupancy and construction category.

In addition to buildings, Maptelligent digital twins can include industrial systems and machinery coupled with people and process to uncover actionable insights. We are developing business partnerships that currently provide hardware and software solutions such as LIDAR (laser scanners), cameras, door access controls, metal detectors, AI, cloud services and other commonly used stand-alone technologies solutions. Each of these partnerships are designed to allow their existing customers the ability to seamlessly integrate with our market offerings. These relationships will allow their existing customers to create, maintain, and connect their systems of critical infrastructure in an intuitive Maptelligent based map display and viewed by their local, regional and state emergency response agencies and personnel. We combine multiple layers of situational awareness into an extensible framework needed to fully implement emergency planning and facility/asset management goals.

REVENUE STREAM STRATEGY

The previous business model was very heavy on PC based services, in which we would go in, build a floor plan, capture attribute data, digitize it, and present it on a map. The model relying on PC based methods entails a lot of work up-front even before getting paid for the service and product.

To improve the method and to ensure our business model allows for more effective and balanced payment structure of our services, we are planning on partnering with strategic business partners so we can offer low-cost/low-touch solutions within our buying experience such as that associated with SaaS. This can be implemented by simply directing the customer to www.maptelligent.com as they subscribe to our map conversion and data sharing service between their infrastructure and their first responders.

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

Our customers seeking to share additional relevant information and data are able to use Maptelligent, Inc. content management cloud services making it accessible anywhere on any device with permission.

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

Employees

Other than our Officers and Directors, we have three full-time and no part-time employees. We anticipate adding additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating qualified staff.

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

Item 2. Properties.

Our mailing address is 2831 St. Rose Parkway, Suite #297 Henderson, NV 89052. Our telephone number is (415) 990-8141.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this Annual Report on Form 10-K, except as set forth herein, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

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

	Common Shares
Year Ended December 31, 2021:	High	Low
Quarter Ended March 31, 2021	$0.220	$0.032
Quarter Ended June 30, 2021	$0.050	$0.010
Quarter Ended September 30, 2021	$0.017	$0.010
Quarter Ended December 31, 2021	$0.014	$0.005

Year Ended December 31, 2020:	High	Low
Quarter Ended March 31, 2020	$0.40	$0.20
Quarter Ended June 30, 2020	$4.00	$0.20
Quarter Ended September 30, 2020	$3.60	$0.80
Quarter Ended December 31, 2020	$5.99	$0.03

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

Security Holders

As of December 31, 2021, we had approximately 681 individual shareholders of record of our Common Stock.

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

Transfer Agent

Our transfer agent is Action Stock Transfer located at 2469 E. Fort Union Blvd Ste 214, Salt Lake City, UT 84121.

Recent Sales of Unregistered Securities.

Except as set forth below, during our fiscal years ended December 31, 2021 and 2020, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. Unless otherwise disclosed below, all issuances of Common Stock were made pursuant to the exemption under Section 4(a)(2) of the Securities Act.

On October 15, 2020 we conducted a private offering of our Common Stock, at $0.20 price per share, for proceeds of $716,242 to accredited investors. The Company issued 4,835,420 shares of common stock.

Issuance of Common Stock Pursuant to Regulation A Offering

During the year ended December 31, 2021, we conducted a Regulation A offering of our Common Stock, at $0.01 price per share, for net proceeds of $1,254,000, which include $25,000 of fees. The Company issued approximately 127,900,000 shares of common stock.

Issuance of Common Stock Pursuant to Convertible Promissory Notes

During the year ended December 31, 2020, the Company converted convertible note principal and accrued interest of $245,699 into 2,921,472 shares of common stock.

During the year ended December 31, 2021, the Company converted convertible note principal and accrued interest of $1,237,791 into 72,372,320 shares of common stock.

Other

On November 5, 2020, the Company issued 888 shares of Common Stock for fractional issuances from the 4,000:1 reverse stock split.

During the year ended December 31, 2020, the Company issued 15,075,000 shares of Common Stock for compensation of $960,000.

During the year ended December 31, 2021, the Company issued 20,986,734 shares of Common Stock for compensation of $253,183.

During the year ended December 31, 2021, the Company issued 1,281,787 shares of Common Stock for settlement of related party debt of $1,873,740.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6. [Reserved]

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

Results of Operations

The following are the results of our continuing operations for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Years Ended
	December 31,
	2021	2020	Change	%
Revenue	$-	$-	$-	-
Operating expense	1,196,811	1,918,117	(721,306)	(38%)
Other income (expense)	91,959,692	(104,330,703)	196,290,395	(188%)
Net income (loss)	$90,762,881	$(106,248,820)	$197,011,701	(185%)

Revenue

During the year ended December 31, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

	Years Ended
	December 31,
	2021	2020	Change	%
General and administrative	$386,504	$118,356	$268,148	227%
Professional fees	130,434	48,698	81,736	168%
Compensation and payroll taxes	679,873	1,751,063	(1,071,190)	(61%)
Total operating expenses	$1,196,811	$1,918,117	$(721,306)	(38%)

Compensation and payroll taxes decreased by $1,071,190, or 61%, during the year ended December 31, 2021, as compared to 2020. The decrease in compensation expense in the current year is primarily due to the decrease of stock issuances to officers and directors as non-cash compensation in stock and employees’ payroll compared to 2020. Professional fees increased by $81,736, or 168%, during the year ended December 31, 2021, as compared to the same period in 2020 primarily due to legal and accounting fees. General and administrative expenses increased by $268,148, or 227%, during the year ended December 31, 2021, as compared to 2020. The increase in general and administrative expenses is primarily due to increases in marketing and software expenses.

Other Income (Expense)

	Years Ended
	December 31,
	2021	2020	Change	%

Interest expense	$(546,062)	$(150,024)	$(396,038)	264%
Change in fair value of derivative liability	92,504,847	(104,180,679)	196,685,526	(189%)
Gain on settlement of debt	907	-	907	-
Total other income (expense)	$91,959,692	$(104,330,703)	$196,290,395	(188%)

The increase in other income was primarily due to an increase in gain on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	December 31,	December 31,
	2021	2020	Change	%
Current assets	$1,159,724	$247,114	$912,610	369%
Current liabilities	$6,541,729	$106,182,388	$(99,640,659)	(94%)
Working capital deficiency	$(5,382,005)	$(105,935,274)	$100,553,269	(95%)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net income of $90,762,881 and net loss of $106,248,820 for the years ended December 31, 2021 and 2020, respectively. The Company also has an accumulated deficit of $38,882,494 and negative working capital of $5,382,005 as of December 31, 2021, as well as outstanding convertible notes payable of $692,433.

As of December 31, 2021, the net income and working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $5.2 million, for the valuation of the discounted variable-rate conversion features on our convertible notes. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 5 and 7 in our financial statements, as they are disclosed elsewhere in this Annual Report.

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

Cash Flows

	Years Ended
	December 31,
	2021	2020	Change	%
Cash used in operating activities	$(900,934)	$(670,678)	$(230,256)	34%
Cash used in investing activities	$(7,500)	$(21,900)	$14,400	(66%)
Cash provided by financing activities	$1,813,544	$754,150	$1,059,394	140%
Cash and cash equivalents on hand	$966,682	$61,572	$905,110	1,470%

Operating activities

Net cash used in operating activities for the year ended December 31, 2021, and 2020 was $900,934 and $670,678, respectively. During the year ended December 31, 2021, we generated a net income of $90,762,881, which included significant non-cash expenses of $430,868 in debt discount amortization, $253,183 in stock issued for compensation, gain on settlement of debt of $907, and gain of $92,504,847 in change in fair value of derivative liabilities, as well as $157,888 in changes in operating assets and liabilities. During the year ended December 31, 2020, we incurred a net loss of $106,248,820, which included significant non-cash expenses of $20,447 in debt discount amortization, $960,000 in stock issued for compensation, and loss of $104,180,679 in change in fair value of derivative liabilities, as well as $417,016 in changes in operating assets and liabilities.

Investing activities

During the year ended December 31, 2021, the Company lent $7,500 to related parties.

During the year ended December 31, 2020, the Company lent $36,000 to related parties and $14,100 was paid back from related parties.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $ 1,813,544, which consisted of $455,000 in proceeds from convertible notes payable, $1,247,950 from proceeds from issuance of common stock, $195,000 in proceeds from notes payable and ($84,406) in payment to settle debt. Net cash provided by financing activities for the year ended December 31, 2020 was $754,150, which consisted of $100,000 in proceeds from convertible notes payable, $467,900 from proceeds from issuance of common stock, $230,000 in proceeds from notes payable and repayments of notes payable of $43,750.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2021 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO - 2013). Based on this evaluation, management concluded that, as of December 31, 2021, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date of Appointment
Albert Koenigsberg	Former CEO, President and Director	70	5/11/20
Richard Ziccardi	CFO and Director	55	5/11/20
Glenn Corso	Director	59	5/11/20
Richard Rotanz	Director	68	5/11/20
Joseph A. Cosio-Barron	CEO, President, CCO and Director	72	7/22/20

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

Our certificate of incorporation provides that, except in certain specified instances, our directors shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors, except for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and

•	any transaction from which the director derived an improper personal benefit.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2021; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2021.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2021.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Position	Year	($)	($)	($)(1)	($)	($)	($)	($)

Albert Koenigsberg(2)	2021	22,560	-	-	-	-	-	22,560
Former CEO and President	2020	84,600	-	250,000	-	-	-	334,600

Wanda Witoslawski(3)	2021	-	-	-	-	-	-	-
Former CFO and Treasurer	2020	13,375	-	-	-	-	-	13,375

Joseph A. Cosio-Barron(4)	2021	150,000	-	55,000	-	-	-	205,000
CEO and President	2020	60,250	-	175,000-	-	-	-	235,250

Richard Ziccardi(5)	2021	150,000	-	46,667	-	-	-	196,667
CFO and Treasurer	2020	37,500	-	250,000	-	-	-	287,500

Glenn Corso	2021	-	-	-	-	-	-	-
Chairman	2020	-	-	175,000	-	-	-	175,000

_________

(1)

For valuation purposes, the dollar amount shown is calculated based on the grant date fair value computed in accordance with FASB ASC Topic 718. The number of shares granted, the grant date, and the market price of such shares are set forth below.

(2)	Albert Koenigsberg had served as our Chief Executive Officer and President from April 15, 2020 to February 28, 2021.
(3)	Wanda Witoslawski had served as our Chief Financial Officer and Treasurer from June 1, 2020 to September 15, 2020.
(4)	Joseph A. Cosio-Barron has served as our Chief Executive Officer from February 28, 2021 through the present. Mr. Cosio-Barron was appointed a Director of the Board on July 27, 2020.
(5)	Richard Ziccardi has served as our Chief Financial Officer from October 9, 2020 through the present.

Employment Agreements

Joseph Cosio-Barron

On January 1, 2021, the start date of Joseph Cosio-Barron’s employment agreement with us, we entered into an Executive Agreement with Mr. Cosio-Barron (the “Agreement”), setting out his annual salary of $150,000 per year, plus the issuance of a bonus issuance of 2,000,000 shares of our Common Stock on the Agreement. On June 8, 2021, Mr. Cosio-Barron was issued 5,500,000 shares of our Common Stock as compensation. During the Term of this Agreement, Executive will be entitled to participate in an annual incentive compensation plan of the Company, as established and revised by the Board from time to time. The Agreement target annual bonus will be twenty five percent (25%) of your Base Salary in effect for such year (the “Target Bonus”), and the actual annual bonus may be more or less as determined by the Board of Directors, and will be determined based primarily upon (i) the achievement of certain corporate performance goals, as may be established and approved by from time to time by the Board of Directors, (ii) the achievement of personal performance goals as may be established by the CEO, and (iii) the overall goals and objectives of the Company. The annual bonus will only be paid at such time and in such manner as set forth in the annual incentive compensation plan document.

Richard Ziccardi

On January 1, 2021, the start date of Richard Ziccardi’s employment agreement with us, we entered into an Executive Agreement with Mr. Ziccardi (the “Agreement”), setting out his annual salary of $150,000 per year, plus the issuance of a bonus issuance of 2,000,000 shares of our Common Stock on the Agreement. On June 8, 2021 Mr. Ziccardi was issued 4,666,667 shares of our Common Stock as compensation. During the Term of this Agreement, Executive will be entitled to participate in an annual incentive compensation plan of the Company, as established and revised by the Board from time to time. The Agreement target annual bonus will be twenty five percent (25%) of your Base Salary in effect for such year (the “Target Bonus”), and the actual annual bonus may be more or less as determined by the CEO, and will be determined based primarily upon (i) the achievement of certain corporate performance goals, as may be established and approved by from time to time by the CEO, (ii) the achievement of personal performance goals as may be established by the CEO, and (iii) the overall goals and objectives of the Company. The annual bonus will only be paid at such time and in such manner as set forth in the annual incentive compensation plan document.

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

Director Summary Compensation Table

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2022, certain information with respect to the beneficial ownership of shares of our Common Stock by (i) each of our directors (including director nominees), (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock.

Name of Beneficial Owner(1)	Total Common Stock Shares Beneficially Owned	% of Common Stock Class(2)	Total Series A Preferred Shares Owned(3)	% of Series A Class(2)	Total Series C Preferred Shares Owned	% of Series C Class(2)	Total % of Beneficial Ownership(5)
Directors and Officers:
Glenn Corso, Director	2,125,000	0.78	-	-	4	20%	0.78%
Richard Ziccardi, CFO, Director	8,316,667	3.06	-	-	4	20%	3.06%
Joseph Cosio-Baron, CEO, President, CCO, Director	9,308,226	3.43	-	-	-	-	3.43%
Richard Rotanz, Director	3,000,000	1.10	-	-	4	20%	1.10%
Eric Kant, CTO	2,053,400	0.76	-	-	-	-	0.76%
All executive officers and directors as a group (5 persons)	24,803,293	9.13	-	-	-	60%
Five (5%) Percent Shareholders:
Not Applicable

_______

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

(2)	Based upon (i) 271,622,264 shares of Common Stock outstanding, (ii) 98,796 shares of Series A outstanding, and (iii) 20 shares of Series C outstanding as of March 31, 2022.

(3)	Each share of Series A Preferred Stock is entitled to no voting rights and each share of Series A Preferred Stock is convertible into one share of Common Stock.

(4)

Each share of Series C Preferred Stock are not convertible and has voting rights equal to four times the sum of total common stock shares issued and outstanding plus the total number of preferred series B, A and A-2 that are issued and outstanding.

(5)	Based on 271,721,061 shares calculated on fully diluted basis.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

There are 4 directors of which 2 are independent directors and 2 are officers, using the NASDAQ definition of independence.

Note receivable for stock subscription

During the year ended December 31, 2020 the Company issued 4,835,420 shares of commons stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 were transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties. As of December 31, 2021 and 2020, the Company recorded note receivable of $152,042. Note receivable is due on demand and bears no interest.

Due from related party

During the year ended December 31, 2020, the Company lent $36,000 and received cash repayment of $14,100.  During the year ended December 31, 2021, the Company lent $7,500.

As of December 31, 2021 and 2020, the Company had due from related party of $41,000 and $33,500, respectively. Due from related party is non-bearing interest and due on demand.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021, and for fiscal year ended December 31, 2020, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit Fees	$29,600	$28,400
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total Fees	$29,600	$28,400

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements: See Index on page F-1 of this report

(2) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
3.3	By-Laws of the Company (incorporated by reference to Registration Statement on Form 8-A 12G filed November 30, 2017)
4.1	Description of Securities*
10.1	License Agreement between the Company and Las Vegas Railway Express, Inc.
10.2	Letter agreement between the Company and BGR Government Affairs, LLC (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
10.3	Form of Share Exchange Agreement between the Company and shareholder of Las Vegas Railway Express, Inc. (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)
10.4	Convertible note with East Shore Equities, LLC, dated June 2, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.5	Convertible note with Cardio Infrared Technologies, Inc., dated September 30, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.6	Convertible note with Power Up Lending Group LTD, dated November 1, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.7	Convertible note with EMA Financial, LLC, dated November 27, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.8	Convertible note with Adar Bays, LLC, dated December 18, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.9	Convertible note with Auctus Fund, LLC, dated December 20, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.10	Convertible note with Power Up Lending Group LTD, dated December 21, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.11	Employment agreement with Michael Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.12	Employment agreement with Wanda Witoslawski dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.13	Employment agreement with Joseph Cosio-Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.14	Convertible note with BGR Government Affairs, LLC, dated April 30, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.15	Convertible note with Albee There Too, LP, dated April 20, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.16	Convertible note with L2 Capital, LLC, dated April 17, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.17	Convertible note with GPL Ventures LLC, dated January 5, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.18	Convertible note with Power Up Lending Group LTD, dated November 14, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.19	Reseller Agreement, dated March 22, 2021, by and between GeoCommand, Inc. and Maptelligent, Inc (incorporated by reference to Form 8-K filed March 26, 2021)
10.20*	Settlement Agreement, dated March 30, 2021, by and between GeoCommand, Inc., Albert Koenigsberg and Maptelligent, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

_______

 *filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maptelligent, Inc.

Henderson, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Maptelligent, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2022

MAPTELLIGENT, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$966,682	$61,572
Note receivable for stock subscription	152,042	152,042
Due from related party	41,000	33,500
Total current assets	1,159,724	247,114

Total Assets	$1,159,724	$247,114

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$22,716	$18,949
Accrued payroll	106,415	272,301
Accrued interest	151,709	1,213,264
Notes payable	384,708	109,355
Convertible notes payable	692,433	229,438
Derivative liability	5,159,248	102,361,488
Debt to be settled	-	1,958,593
Common stock payable	24,500	19,000
Total Current Liabilities	6,541,729	106,182,388

Total Liabilities	6,541,729	106,182,388

Stockholders' Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value 246,296,788 and 23,712,522 shares issued and outstanding, respectively	2,463	237
Additional paid in capital	33,498,025	23,709,863
Accumulated deficit	(38,882,494)	(129,645,375)
Total Stockholders' Deficit	(5,382,005)	(105,935,274)
Total Liabilities and Stockholders' Deficit	$1,159,724	$247,114

See accompanying notes to these audited financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Revenue	$-	$-

Operating expenses
General and administrative	386,504	118,356
Professional fees	130,434	48,698
Compensation and payroll taxes	679,873	1,751,063
Total operating expenses	1,196,811	1,918,117

Net loss from operations	(1,196,811)	(1,918,117)

Other income (expense)
Interest expense	(546,062)	(150,024)
Change in fair value of derivative liability	92,504,847	(104,180,679)
Gain on settlement of debt	907	-
Total other income (expense)	91,959,692	(104,330,703)

Income (loss) before income taxes	90,762,881	(106,248,820)
Provision for income taxes	-	-
Net income (loss)	$90,762,881	$(106,248,820)

Basic net income (loss) per common share	$0.69	$(55.54)
Diluted loss per common share	(0.00)	(55.54)
Basic weighted average number of common shares outstanding	132,026,785	1,913,113
Diluted weighted average number of common shares outstanding	782,023,527	1,913,113

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Additional		Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	98,796	$1	4	$-	879,742	$9	$19,632,880	$(23,396,555)	$(3,763,665)

Series C Preferred stock issued for services	-	-	16	-	-	-		-	-
Stock issued for cash	-	-	-	-	4,835,420	48	716,194	-	716,242
Stock issued for notes and interest conversion	-	-	-	-	2,921,472	29	2,400,940	-	2,400,969
Stock issued for compensation - related party	-	-	-	-	15,075,000	151	959,849	-	960,000
Reverse stock split adjustment for fractional shares	-	-	-	-	888	-	-	-	-
Net loss	-	-	-	-		-	-	(106,248,820)	(106,248,820)
Balance - December 31, 2020	98,796	$1	20	$-	23,712,522	$237	$23,709,863	$(129,645,375)	$(105,935,274)

Stock issued for cash	-	-	-	-	127,943,425	1,279	1,271,721	-	1,273,000
Stock issued for notes and interest conversion	-	-	-	-	72,372,320	724	6,215,995	-	6,216,719
Stock issued for settlement of debt - related party	-	-	-	-	1,281,787	13	1,873,727	-	1,873,740
Settlement of debt – related party	-	-	-	-	-	-	173,746	-	173,746
Stock issued for compensation	-	-	-	-	6,150,000	62	68,438	-	68,500
Stock issued for compensation - related party					14,836,734	148	184,535	-	184,683
Net income	-	-	-	-	-	-	-	90,762,881	90,762,881
Balance - December 31, 2021	98,796	$1	20	$-	246,296,788	$2,463	$33,498,025	$(38,882,494)	$(5,382,005)

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,762,881	$(106,248,820)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	430,868	20,447
Common stock issued for compensation	253,183	960,000
Change in fair value of derivative liability	(92,504,847)	104,180,679
Gain on settlement of debt	(907)	-
Changes in operating assets and liabilities:
Due from related party	-	78,479
Accounts payable and accrued liabilities	4,676	57,709
Accrued payroll	7,413	192,752
Accrued interest	115,249	50,862
Accrued expenses - related parties	-	18,214
Common stock payable	30,550	19,000
Net Cash used in Operating Activities	(900,934)	(670,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lending to related party	(7,500)	(36,000)
Repayment from related party	-	14,100
Net Cash used in Investing Activities	(7,500)	(21,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt to be settled	(84,406)	-
Proceeds from convertible notes payable	455,000	100,000
Proceeds from stock sale	1,247,950	467,900
Proceeds from notes payable	195,000	230,000
Repayments on notes payable	-	(43,750)
Net Cash provided by Financing Activities	1,813,544	754,150
Net change in cash	905,110	61,572
Cash, beginning of period	61,572	-

Cash, end of period	$966,682	$61,572
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$6,216,719	$2,400,969
Common stock issued for stock payable	$19,000	$-
Derivative liability recognized as debt discounts	$281,533	$192,400
Note receivable for stock subscription	$-	$248,342
Settlement of debt - related party	$173,746	$-
Stock issued for settlement of debt - related party	$1,873,740	$-

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company did not engage in any revenue-generating activities during the years ended December 31, 2021 and 2020.

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

Cash and Cash Equivalents:

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021 and 2020, the Company had $866,627 and $61,572 in cash, respectively, and $100,055 and $0 of cash equivalents.

Basic and Diluted Loss Per Share:

In accordance with ASC 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if potentially dilutive common stock equivalents had been converted to common stock. Common stock equivalents have not been included in the earnings (loss) per share computation for the year ended December 31, 2020 as the amounts are anti-dilutive due to net losses.

For the year ended 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

December 31,
2020
Convertible notes	378,969,960
Preferred A Stock	98,796
Warrants	146,668
379,215,424

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2021 and 2020, the Company has not established a liability for uncertain tax positions.

Share Based Payment:

The Company issues stock, options and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees and non-employees in accordance with ASC 718. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

During the years ended December 31, 2021 and 2020, the Company incurred $253,183 and $960,000, respectively, in stock- based compensation to employees and consultants, for which it issued 20,986,734 and 15,075,000, respectively, shares of common stock.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at December 31, 2021 and 2020, measured at fair value on a recurring basis:

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$5,159,248	$5,159,248

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$102,361,488	$102,361,488

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the year ended December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 3 – GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net cash used in operating activities of $900,934 for the year ended December 31, 2021. The Company also has an accumulated deficit of $38,882,494 and a negative working capital of $5,382,005 as of December 31, 2021. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

Notes payable

As of December 31, 2021 and 2020, the Company has notes payable as follows,

	December 31,	December 31,
	2021	2020

Promissory note issued on December 10, 2020	$220,000	$220,000
Promissory note issued on February 10, 2021	220,000	-
	440,000	220,000
Less unamortized debt discount	(55,292)	(110,645)
Total outstanding notes payable	$384,708	$109,355

During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $49,907 and $1,591, respectively. As of December 31, 2021 and 2020, the Company had accrued interest of $51,498 and $1,591, respectively.

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

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the first Note and recorded $25,000 as debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The warrant contains a cashless exercise provision and expires on the fifth anniversary of the warrant. The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 as debt discount. During the year ended December 31, 2020, the Company recorded amortization of discount of $6,755.

Notes payable issued in Fiscal year 2021

On February 10, 2021, the second note payable, as part of the Securities Purchase Agreement entered into on December 10, 2020, was issued. The second note has an interest rate of 12% per annum and a maturity date of August 10, 2022. The Company received $195,000 and recorded $25,000 as debt discount. In addition, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $31,533 as debt discount. During the year ended December 31, 2021, on the two notes the Company recorded total amortization of debt discount of $111,886.

Notes payable – related parties

The Company acquires on-going funding on an as-needed basis from related parties that include the Company’s officers, directors, majority shareholders, and these parties’ affiliates, pursuant to promissory notes with various origination dates in 2015 and 2017.

As of December 31, 2021 and 2020 outstanding notes payable – related parties are as follows:

	December 31,	December 31,
	2021	2020

Promissory note to an affiliate of the Company’s CFO, dated September 30, 2015, bearing no interest payable on demand	$-	$349,573
Promissory note to our CFO, dated December 15, 2015, bearing interest at 10% annually, payable on demand	-	41,810
Promissory note to a former CEO, dated December 15, 2015, bearing interest at 10% annually, payable on demand	-	24,101
Promissory note to a former CEO’ spouse, dated December 15, 2015, bearing interest at 10% annually, payable on demand	-	53,994
Promissory note to a former CEO, dated September 30, 2017, bearing 10% interest, payable on demand	-	59,044
Promissory note to our CFO, dated September 30, 2017, bearing 10% interest, payable on demand	-	3,200
	$-	$531,722
Reclassification to debt to be settled (Note 12)	-	(531,722)

For the years ended December 31, 2021 and 2020, proceeds from related parties totaled $0 and $0, and interest of $0 and $18,214 was accrued. Accrued interest on related party loans totaled $0 and $82,536 as of December 31, 2021 and 2020, respectively.

In January 2021, the Company entered into a mutual agreement, whereby certain notes payable – related parties and accrued interest were fully settled (see Note 12).

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2021 and 2020, the Company has convertible notes payable as follows:

	December 31,	December 31,
	2021	2020

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	12,000	12,000
Promissory note, dated November 27, 2017 bearing interest of 12% annually, payable within a year	-	17,116
Promissory note, dated December 20, 2017, bearing interest of 12% annually, payable on September 20, 2018	-	39,591
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	33,249	37,529
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	100,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	-
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	-
Promissory note, dated August 2, 2021, bearing interest of 10% annually, payable on August 2, 2022	53,750	-
Promissory note, dated August 30, 2021, bearing interest of 10% annually, payable on August 30, 2022	38,750	-
Promissory note, dated October 14, 2021, bearing interest of 10% annually, payable on October 14, 2022	43,750	-
Promissory note, dated November 8, 2021, bearing interest of 10% annually, payable on November 8, 2022	43,750	-
Promissory note, dated December 27, 2021, bearing interest of 10% annually, payable on December 27, 2022	43,750	-
Convertible notes before debt discount	737,259	324,496
Less unamortized debt discount	(44,826)	(95,058)
Total outstanding convertible notes payable	$692,433	$229,438

During the years ended December 31, 2021, and 2020, the Company recognized interest expense of $65,342 and $47,771 and amortization of debt discount, included in interest expense, of $318,982 and $4,942, respectively. As of December 31, 2021 and 2020, the Company recorded accrued interest of $100,210 and $1,213,264, respectively.

Conversion

During the year ended December 31, 2021, the Company converted convertible note principal and accrued interest of $1,237,791 into 72,372,320 shares of common stock. The corresponding derivative liability at the date of conversion of $4,978,928, was settled through additional paid in capital.

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

During the year ended December 31, 2021, the Company issued an additional tranche of $100,000.

Promissory Notes - Issued in fiscal year 2021

During the year ended December 31, 2021, the Company issued a total of $373,750 in notes with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.10 or b) 50% of the lowest Trading Price during 20 trading days or Conversion price is 65% of the lowest Trading Price during 10 trading days.

The notes include original issue discounts and financing costs of $18,750 and the Company received cash of $355,000.

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

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2021 amounted to $606,699. $250,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $356,699 was recognized as a “day 1” derivative loss.

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

NOTE 6 - WARRANTS

During the year ended December 31, 2021, the Company issued 146,667 warrants with an exercise price of $1.50 per common share, for a period of 5 years (Note 4).

During the year ended December 31, 2020, the Company issued 146,667 warrants with an exercise price of $1.50 per common share, for a period of 5 years (Note 4).

The Company determined that the warrants qualify for derivative accounting as a result of the reset feature, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options.

The following summarizes the Company’s warrant activity during the years ended December 31, 2021 and 2020:

		Weighted average	Weighted average
	Warrants	exercise price	remaining life (Year)
Outstanding - December 31, 2019	1	3,000,000	1.33

Granted	146,667	1.50	5.00
Cancelled	(1)	-	-
Outstanding - December 31, 2020	146,667	$1.50	4.95

Granted	146,667	1.50	5.00
Outstanding - December 31, 2021	293,334	$1.50	4.03

The intrinsic value of the warrants as of December 31, 2021 is $0. All of the outstanding warrants are exercisable as of December 31, 2021.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

During the years ended December 31, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Expected life in years	0.12 - 5 years	0.90 - 5 years
Stock price volatility	135% - 1456%	895% - 1444%
Discount rate	0.04% - 1.26%	0.10% - 0.39%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2021 and 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$143,678

Addition of new derivatives recognized as debt discounts	192,400
Addition of new derivatives recognized as loss on derivatives	1,404,247
Settled upon conversion of debt	(2,155,269)
Gain on change in fair value of the derivative	102,776,432
Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	281,533
Addition of new derivatives recognized as loss on derivatives	356,699
Settled upon conversion of debt	(4,978,926)
Gain on change in fair value of the derivative	(92,861,546)
Balance - December 31, 2021	$5,159,248

The aggregate (gain) loss on derivatives during the year ended December 31, 2021 and 2020 was as follows:

	Year ended
	December 31,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$356,699	$1,404,247
Change in fair value of the derivative	(92,861,546)	102,776,432
	$(92,504,847)	$104,180,679

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company takes exemption from ASC 842, “Leases,” as it rents an office at 2831 St. Rose Pkwy, Henderson, Nevada on month-to-month basis for $75 a month.

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

Preferred A Stock

As of December 31, 2021, and 2020, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of December 31, 2021 and 2020, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

During the year ended December 31, 2020, the Company issued 16 shares to our officers and directors, valued at $0.00001 per share, for services.

Common Stock

During the year ended December 31, 2021, the Company issued 222,584,266 common shares as follows:

•	72,372,320 shares of common stock for conversion of debt of $6,216,719.
•	1,281,787 shares of common stock for settlement of debt of $1,873,740.
•	500,000 shares of common stock for stock payable of $6,050.
•	127,943,425 shares of common stock for cash of $1,273,000.
•	14,836,734 shares of common stock to related parties for compensation valued at $184,683.
•	5,650,000 shares of common stock for consulting service valued at $62,450.

During the year ended December 31, 2020, the Company issued 22,832,780 common shares as follows:

•	4,835,420 shares of commons stock for $716,242, consisting of cash of $467,900 and a promissory note receivable from a former officer of the Company for $248,342.
•	15,075,000 shares of common stock for employee and directors’ compensation of $960,000.
•	2,921,472 shares of common stock for conversion of debt of $2,400,969.
•	888 shares of common stock for reverse split adjustment for fractional shares.

Stock payable

As of December 31, 2021, the Company recorded stock payable of $24,500 which is 2,400,000 shares to be issued.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2021 and 2020, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of December 31, 2021 or 2020. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $15 million, which may be available to offset future taxable income for tax purposes. This carry forward may be limited upon the ownership change under IRC Section 382.

The Components of the deferred tax asset at December 31, 2021 and 2020 are as follows:

	2021	2020
Net Operating loss carry forward	$3,164,000	$2,942,000
Valuation allowance	(3,164,000)	(2,942,000)
Total deferred tax asset	$-	$-

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal Statutory rate to pretax loss for 2021 and 2020:

	2021	2020
Pre-tax loss (income) at Federal Statutory rate of 21%	$(19,060,000)	$22,312,000
Non-deductible differences	19,282,000	(22,084,000)
Change in valuation allowance	(222,000)	(228,000)
Net tax expense (benefit)	$-	$-

The tax years from 2015 forward are open for examination by the Internal Revenue Service.

NOTE 11 - RELATED-PARTY TRANSACTIONS

Note receivable for stock subscription

During the year ended December 31, 2020, the Company issued 4,835,420 shares of commons stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 was transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties (see Note 12). As of December 31, 2021, and 2020, the Company recorded note receivable for stock subscription of $152,042, which is due on demand and bears no interest.

Due from related party

During the year ended December 31, 2021, the Company lent $7,500. The loan was to a former executive for an obligation said executive had on behalf of a former company.

During the year ended December 31, 2020, the Company lent $36,000 and received cash of $2,500.

As of December 31, 2021 and 2020, the Company had due from related party of $41,000 and $33,500, respectively. Due from related party is non-bearing interest and due on demand.

Employment agreement

As of December 31, 2020, the Company reported accrued salary of $1,289,801 to our former CEO, CFO and a spouse of CEO which was reclassified to debt to be settled (Note 12). During the year ended December 31, 2021, accrued salary was fully settled.

Debt forgiveness

During the year ended December 31, 2021, accrued salaries for former management were forgiven and the Company recorded $173,746 as additional paid in capital.

NOTE 12 – DEBT SETTLED

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

The following table shows the balance which was included in the debt to be settled as of December 31, 2020:

Accounts payable	$60,755
Notes payable to related parties	531,722
Accrued interest - related parties	82,536
Accrued payroll	1,289,801
Due from related party	(6,221)
$1,958,593

The debt was settled as follows:

Cash	$84,853
1,281,787 shares of Common stock	1,025,425
Debt forgiveness to apply to additional paid in capital	848,315
$1,958,593

NOTE 13: NET INCOME (LOSS) PER COMMON SHARE

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net income (loss)	$90,762,881	$(106,248,820)
Gain on change in fair value of derivatives	(92,504,847)	-
Interest on convertible debt	65,342	-
Net loss - diluted	$(1,676,624)	$(106,248,820)

Denominator:
Weighted average common shares outstanding	132,026,785	1,913,113
Effect of dilutive shares	649,996,742	-
Diluted	782,023,527	1,913,113

Net income (loss) per common share:
Basic	$0.69	$(55.54)
Diluted	$(0.00)	$(55.54)

For the year ended December 31, 2020, the convertible instruments and warrants are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to December 31, 2021, through the date these financial statements were issued, and noted the following events requiring disclosure:

On January 4 and 27 2022, the Company issued a total of 2,225,000 shares per agreements for compensation.

On February 7, 2022, $15,000 of principle of a convertible note was converted at $0.0039 to 3,846,154 common shares.

On February 24, 2022, $12,000 of principle of a convertible note was converted at $0.0023 to 5,217,391 common shares.

On March 10, 2022, $15,000 of principle of a convertible note was converted at $0.0022 to 6,818,181 common shares.

On March 18, 2022, $11,750 of principle and $2,687 of interest for a total of $14,437 of a convertible note was converted at $0.0020 to 7,218,750 common shares.

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
Joseph Cosio-Barron
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Joseph Cosio-Barron	Chief Executive Officer, President	March 31, 2022
Joseph Cosio-Barron	and Director (principal executive officer)

/s/ Richard Ziccardi	Chief Financial Officer	March 31, 2022
Richard Ziccardi	(principal financial and accounting officer)

/s/Glenn Corso	Chairman of the Board	March 31, 2022
Glenn Corso

/s/Richard Rotanz	Director	March 31, 2022
Richard Rotanz

