Form 10-Q
period 2022-03-31
MAPTELLIGENT, INC.
filed 2022-05-23
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of outstanding shares of common stock as of May 23, 2022 was 346,235,682.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$790,965	$966,682
Note receivable - related party	152,042	152,042
Due from related party	41,000	41,000
Total current assets	984,007	1,159,724

Total Assets	$984,007	$1,159,724

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$20,062	$22,716
Accrued payroll	106,415	106,415
Accrued interest	175,385	151,709
Notes payable	413,343	384,708
Convertible notes payable	663,122	692,433
Derivative liability	3,204,773	5,159,248
Common stock payable	11,200	24,500
Total Current Liabilities	4,594,300	6,541,729

Total Liabilities	4,594,300	6,541,729

Stockholders’ Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding, respectively	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value 271,622,264 and 246,296,788 shares issued and outstanding, respectively	2,716	2,463
Additional paid in capital	33,576,510	33,498,025
Accumulated deficit	(37,189,520)	(38,882,494)
Total Stockholders’ Deficit	(3,610,293)	(5,382,005)
Total Liabilities and Stockholders’ Deficit	$984,007	$1,159,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$-	$-

Operating expenses
General and administrative	40,219	43,588
Professional fees	53,825	36,146
Compensation and payroll taxes	74,781	247,663
Total operating expenses	168,825	327,397

Net loss from operations	(168,825)	(327,397)

Other income (expense)
Interest expense	(95,327)	(108,383)
Change in fair value of derivative liability	1,870,464	83,430,835
Gain on settlement of debt	86,662	-
Total other income (expense)	1,861,799	83,322,452

Income before income taxes	1,692,974	82,995,055
Provision for income taxes	-	-
Net income	$1,692,974	$82,995,055

Basic income per Common Share	$0.01	$2.10
Basic weighted average number of common shares outstanding	254,660,918	39,484,185
Diluted loss per Common Share	(0.00)	(0.00)
Diluted weighted average number of common shares outstanding	1,055,952,832	506,192,546

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021

 (Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	98,796	$1	20	$-	246,296,788	$2,463	$33,498,025	$(38,882,494)	$(5,382,005)

Stock issued for notes and interest conversion	-	-	-	-	23,100,476	231	56,207	-	56,438
Stock issued for payment of accounts payable	-	-	-	-	225,000	2	1,798	-	1,800
Stock issued for stock payable	-	-	-	-	2,000,000	20	20,480	-	20,500
Net income	-	-	-	-	-	-	-	1,692,974	1,692,974
Balance - March 31, 2022	98,796	$1	20	$-	271,622,264	$2,716	$33,576,510	$(37,189,520)	$(3,610,293)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONT’D)

 For the Three Months Ended March 31, 2022 and 2021

 (Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	98,796	$1	20	$-	23,712,522	$237	$23,709,863	$(129,645,375)	$(105,935,274)

Stock issued for stock payable	-	-	-	-	43,425	-	19,000	-	19,000
Stock issued for notes and interest conversion	-	-	-	-	30,770,438	308	4,342,303	-	4,342,611
Stock issued for settlement of debt - related party	-	-	-	-	1,281,787	13	1,873,727	-	1,873,740
Net income	-	-	-	-		-	-	82,995,055	82,995,055
Balance - March 31, 2021	98,796	$1	20	$-	55,808,172	$558	$29,944,893	$(46,650,320)	$(16,704,868)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,692,974	$82,995,055
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount	65,074	75,783
Stock-based compensation	7,200	-
Change in fair value of derivative liability	(1,870,464)	(83,430,835)
Gain on settlement of debt	(86,662)	-
Changes in operating assets and liabilities:
Accounts payable	(854)	7,235
Accrued payroll	-	14,134
Accrued interest	29,015	32,601
Net Cash used in Operating Activities	(163,717)	(306,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on due from related party	-	(7,500)
Net Cash used in Investing Activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	150,000
Repayment on convertible notes payable	(12,000)	-
Payment on debt to be settled	-	(16,547)
Proceeds from notes payable	-	195,000
Net Cash provided by Financing Activities	(12,000)	328,453

Net change in cash	(175,717)	14,926
Cash, beginning of period	966,682	61,572
Cash, end of period	$790,965	$76,498

Supplemental cash flow information
Cash paid for interest	$1,250	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$56,438	$4,342,611
Common stock issued for stock payable	$20,500	$19,000
Common stock issued for payment of accounts payable	$1,800	$-
Derivative liability recognized as debt discounts	$-	$181,533
Stock issued for settlement of related party debt	$-	$1,873,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Maptelligent, Inc., (the “Company”) are condensed and have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021.

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

Fair Value of Financial Instruments:

The Company follows ASC 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level, measured at fair value on a recurring basis:

March 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$3,204,773	$3,204,773

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$5,159,248	$5,159,248

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company has early adopted the ASU and determined that there has been no material impact to the financial statements.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the three months ended March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company.

The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Further, additional significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and financial condition. Many of our operations are currently, and will likely remain in the near future, in developing countries which are susceptible to outbreaks of disease and may lack the resources to effectively contain such an outbreak quickly. Such outbreaks may impact our ability to operate by limiting access to qualified personnel, increasing costs associated with ensuring the safety and health of our personnel, restricting transportation of personnel, equipment, and supplies to and from our areas of operation and diverting the time, attention and resources of government agencies which are necessary to conduct our operations. In addition, any losses we experience as a result of such outbreaks of disease which impact sales or delay production may not be covered by our insurance policies.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net cash used in operating activities of $163,717 for the three months ended March 31, 2022. The Company also has an accumulated deficit of $37,189,520 and a negative working capital of $3,610,293 as of March 31, 2022. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

Notes payable

As of March 31, 2022 and December 31, 2021, the Company has notes payable as follows,

	March 31,	December 31,
	2022	2021

Promissory notes	$440,000	$440,000
	440,000	440,000
Less debt discount	(26,657)	(55,292)
Total outstanding notes payable	$413,343	$384,708

During the three months ended March 31, 2022 and 2021, the Company recorded debt discount amortization of $28,635 and $24,389, respectively, and interest expense of $13,020 and $11,717, respectively. As of March 31, 2022 and December 31, 2021, the Company had accrued interest of $64,518 and $51,498, respectively.

Notes payable issued in Fiscal year 2020

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable as follows:

	March 31,	December 31,
	2022	2021

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	-	12,000
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	33,249	33,249
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	200,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	50,000
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	100,000
Promissory note, dated August 2, 2021, bearing interest of 10% annually, payable on August 2, 2022	-	53,750
Promissory note, dated August 30, 2021, bearing interest of 10% annually, payable on August 30, 2022	38,750	38,750
Promissory note, dated October 14, 2021, bearing interest of 10% annually, payable on October 14, 2022	43,750	43,750
Promissory note, dated November 8, 2021, bearing interest of 10% annually, payable on November 8, 2022	43,750	43,750
Promissory note, dated December 27, 2021, bearing interest of 10% annually, payable on December 27, 2022	43,750	43,750
Convertible notes before debt discount	671,509	737,259
Less debt discount	(8,387)	(44,826)
Total outstanding convertible notes payable	$663,122	$692,433

During the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $17,245 and $20,883 and amortization of debt discount, included in interest expense, of $36,439 and $51,394, respectively. As of March 31, 2022 and 2021, the Company recorded accrued interest of $110,866 and $1,099,612, respectively.

Conversion

During the three months ended March 31, 2022, the Company converted convertible note principal and accrued interest of $56,438 into 23,100,476 shares of common stock. The corresponding derivative liability at the date of conversion of $84,011, was settled through additional paid in capital.

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

The Company did not issue any notes with conversion features during the three months ended March 31, 2022.

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

The following summarizes the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining life (Year)
Outstanding - December 31, 2021	293,334	$1.50	4.03

Granted	-	-	-
Outstanding - March 31, 2022	293,334	$1.50	3.78

The intrinsic value of the warrants as of March 31, 2022 is $0. All of the outstanding warrants are exercisable as of March 31, 2022.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2022	2021
Expected life in years	0.34 – 3.87 years	0.12 - 5 years
Stock price volatility	978% - 999%	135% - 1456%
Discount rate	2.45%	0.04% - 1.26%
Expected dividends	-	-

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	281,533
Addition of new derivatives recognized as loss on derivatives	356,699
Settled upon conversion of debt	(4,978,926)
Gain on change in fair value of the derivative	(92,861,546)
Balance - December 31, 2021	$5,159,248

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as loss on derivatives	-
Settled upon conversion of debt	(84,011)
Gain on change in fair value of the derivative	(1,870,464)
Balance - March 31, 2022	$3,204,773

The aggregate (gain) loss on derivatives was as follows:

	March 31,	December 31,
	2022	2021
Addition of new derivatives recognized as loss on derivatives	$-	$356,699
Change in fair value of the derivative	(1,870,464)	(92,861,546)
	$(1,870,464)	$(92,504,847)

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

Preferred A Stock

As of March 31, 2022 and December 31, 2021, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of March 31, 2022 and December 31, 2021, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the three months ended March 31, 2022, the Company issued 25,325,476 common shares as follows:

•	23,100,476 shares of common stock for conversion of debt of $56,438.
•	2,000,000 shares of common stock for stock payable of $20,500.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

Stock Payable

As of March 31, 2022, the Company reported stock payable of $11,200 which is 1,900,000 shares to be issued.

NOTE 10: NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income	$1,692,974	$82,995,055
Gain on change in fair value of derivatives	(1,870,464)	(83,430,835)
Interest on convertible debt	17,245	20,883
Net income (loss) – diluted	$(160,245)	$(414,897)

Denominator:
Weighted average common shares outstanding	254,660,918	39,484,185
Effect of dilutive shares	801,291,914	466,708,361
Diluted	1,055,952,832	506,192,546

Net income (loss) per common share:
Basic	$0.01	$2.10
Diluted	$(0.00)	$(0.00)

For the three months ended March 31, 2022 and 2021, the convertible instruments and warrants are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to March 31, 2022, through the date these financial statements were issued, and noted the following events requiring disclosure:

On April 1, 2022, $15,000 of principle of a convertible note was converted at $0.0020 to 7,500,000 common shares.

On April 14, 2022, $23,750 of principle and $1,937 of interest of a convertible note was converted at $0.0020 to 12,843,750 common shares.

On April 22, 2022, $18,100 of principle of a convertible note was converted at $0.0013 to 13,923,077 common shares.

On April 29, 2022, $15,300 of principle of a convertible note was converted at $0.0011 to 13,909,091 common shares.

On April 29, 2022, $10,350 of principle and $2,187.50 of interest of a convertible note was converted at $0.0010 to 12,537,500 common shares.

On April 29, 2022, the Company issued notes payable of $38,750. This note was unsecured, bore interest at 10% per annum, and a maturity date of April 29, 2023. The Company received $35,000 and recorded $3,750 as debt discount.

On May 10, 2022, $13,900 of principle of a convertible note was converted at $0.0010 to 13,900,000 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Maptelligent, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended December 31, 2021 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

Business Overview

Maptelligent delivers easy-to-use web and mobile applications for teams to explore, enhance and collaborate on projects using data from multiple systems in a geospatial context. Maptelligent digital twin solution set provides interconnectivity, automation, and access to real-time data. We enable visibility into information and documents that your teams are managing, so that they can measure progress, understand risks and costs, and communicate seamlessly with stakeholders. Maptelligent implementing innovative technology, allowing customers to model their operations and solve today’s complex business problems. Using the latest in remote capture technology (LIDAR, Photogrammetry), building information, modeling and location intelligence delivers customized digital twin and Industry 4.0 applications. Maptelligent, Inc., provides customers a secure web application with a flexible framework on Esri’s ArcGIS Platform technology. This approach provides cost effective, customized solutions, which are tailored to our customers’ unique disparate data and operational requirements. Coupled with cloud interoperability, Maptelligent, Inc., delivers an innovative, easy-to-use web-based experience by integrating multiple operations, including asset management, building automation and control, interdisciplinary coordination, scheduling, cost estimating, and integrated construction specifications.

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

Results of Operations

The following are the results of our continuing operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended
	March 31,
	2022	2021	Change	%
Revenue	$-	$-	$-	-

Operating expense	168,825	327,397	(158,572)	(48%)
Other income (expense)	1,861,799	83,322,452	(81,460,653)	(98%)
Net income (loss)	$1,692,974	$82,995,055	$(81,302,081)	(98%)

Revenue

During the three months ended March 31, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

	March 31,
	2022	2021	Change	%

General and administrative	$40,219	$43,588	$(3,369)	(8%)
Professional fee	53,825	36,146	17,679	49%
Compensation and payroll taxes	74,781	247,663	(172,882)	(70%)
Total operating expenses	$168,825	$327,397	$(158,572)	(48%)

Compensation and payroll taxes decreased by $172,882, or 70%, for the three months ended March 31, 2022, as compared to 2021. The decrease in compensation expense in the current period is primarily due to the decrease of stock issuances to officers and directors as non-cash compensation in stock and employees’ payroll compared to 2021. Professional fees increased by $17,679, or 49%, for the three months ended March 31, 2022, as compared to the same period in 2021 primarily due to consulting and accounting fees. General and administrative expenses decreased by $3,369, or 8%, for the three months ended March 31, 2022, as compared to the same period in 2021. The decrease in general and administrative expenses is primarily due to reductions in software design costs offset by increases in marketing expenses.

Other Income (Expense)

	Three Months Ended
	March 31,
	2022	2021	Change	%

Interest expense	$(95,327)	$(108,383)	$13,056	(12%)
Change in fair value of derivative liability	1,870,464	83,430,835	(81,560,371)	(98%)
Gain on settlement of debt	86,662	-	-	-
Total other income (expense)	$1,861,799	$83,322,452	$(81,547,315)	(98%)

The decrease in other income was primarily due to a decrease in gain on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	March 31,	December 31,
	2022	2021	Change	%
Cash	$790,965	$966,682	$(175,717)	(18%)

Current assets	$984,007	$1,159,724	$(175,717)	(15%)
Current liabilities	$4,594,300	$6,541,729	$(1,947,429)	(30%)
Working capital deficiency	$(3,610,293)	$(5,382,005)	$1,771,712	(33%)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net income of $1,692,974 and $82,995,055 for the three months ended March 31, 2022 and 2021, respectively. The Company also has an accumulated deficit of $37,189,520 and negative working capital of $3,610,293 as of March 31, 2022, as well as outstanding convertible notes payable of $663,122.

As of March 31, 2022, the net income and working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $3.2 million, for the valuation of the discounted variable-rate conversion features on our convertible notes. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 5 and 7 in our financial statements, as they are disclosed elsewhere in this report.

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

Cash Flows

	Three Months Ended
	March 31,
	2022	2021	Change	%
Cash used in operating activities	$(163,717)	$(306,027)	$142,310	(47%)
Cash used in investing activities	$-	$(7,500)	$7,500	(100%)
Cash provided by (used in) financing activities	$(12,000)	$328,453	$(340,453)	(104%)
Cash and cash equivalents on hand	$790,965	$76,498	$714,467	934%

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $163,717 and $306,027, respectively. During the three months ended March 31, 2022, we generated a net income of $1,692,974, which included significant non-cash expenses of $65,074 in debt discount amortization, $7,200 in stock -based compensation, gain on settlement of debt of $86,662, and gain of $1,870,464 in change in fair value of derivative liabilities, as well as $28,161 in changes in operating assets and liabilities. During the three months ended March 31, 2021, we incurred a net income of $82,995,055 and the net income included significant non-cash income of $83,430,835 in change in fair value of derivative liabilities, debt discount amortization of $75,783, and change in net working capital of $53,970.

Investing activities

During the three months ended March 31, 2022, we did not have any cash flows from investing activities.

During the three months ended March 31, 2021, net cash used in investing activities was from an increase in due from related party.

Financing activities

During the three months ended March 31, 2022, we paid $12,000 in principal on a convertible note.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending March 31, 2022 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	23,100,476 shares of common stock for conversion of debt of $56,438.
•	2,000,000 shares of common stock for stock payable of $20,500.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

Item 3. Default Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101	Inline XBRL DOCUMENT Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 23, 2022	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

