Form 10-Q
period 2022-06-30
MAPTELLIGENT, INC.
filed 2022-08-15
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of outstanding shares of common stock as of August 15, 2022 was 453,377,754.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$596,880	$966,682
Prepaid expenses	2,751	-
Note receivable - related party	152,042	152,042
Due from related party	41,000	41,000
Total current assets	792,673	1,159,724

Noncurrent assets
Equipment, net	53,521	-
Total Assets	$846,194	$1,159,724

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$15,004	$22,716
Accrued payroll	106,415	106,415
Accrued interest	196,997	151,709
Notes payable	435,755	384,708
Convertible notes payable	561,167	692,433
Derivative liability	1,483,271	5,159,248
Common stock payable	850	24,500
Total Current Liabilities	2,799,459	6,541,729

Total Liabilities	2,799,459	6,541,729

Stockholders’ Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value
414,436,782 and 246,296,788 shares issued and outstanding, respectively	4,145	2,463
Additional paid in capital	33,737,794	33,498,025
Accumulated deficit	(35,695,205)	(38,882,494)
Total Stockholders’ Deficit	(1,953,265)	(5,382,005)
Total Liabilities and Stockholders’ Deficit	$846,194	$1,159,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	33,664	95,990	73,883	139,578
Professional fees	51,974	22,760	105,799	58,906
Compensation and payroll taxes	84,029	232,015	158,810	479,678
Total operating expenses	169,667	350,765	338,492	678,162

Net loss from operations	(169,667)	(350,765)	(338,492)	(678,162)

Other income (expense)
Interest expense	(57,520)	(135,443)	(152,847)	(243,826)
Change in fair value of derivative liability	1,721,502	7,917,287	3,591,966	91,348,122
Gain on settlement of debt	-	-	86,662	-
Total other income (expense)	1,663,982	7,781,844	3,525,781	91,104,296

Income before income taxes	1,494,315	7,431,079	3,187,289	90,426,134
Provision for income taxes	-	-	-	-
Net income	$1,494,315	$7,431,079	$3,187,289	$90,426,134

Basic income per Common Share	$0.00	$0.09	$0.01	$1.49
Diluted income (loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	346,056,944	81,674,114	300,611,406	60,784,647
Diluted weighted average number of common shares outstanding	1,147,348,858	668,049,067	1,783,979,264	634,914,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2022 and 2021

 (Unaudited)

							Additional		Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	98,796	$1	20	$-	246,296,788	$2,463	$33,498,025	$(38,882,494)	$(5,382,005)

Stock issued for notes and interest conversion	-	-	-	-	23,100,476	231	56,207	-	56,438
Stock issued for accounts payable	-	-	-	-	225,000	2	1,798	-	1,800
Stock issued for stock payable	-	-	-	-	2,000,000	20	20,480	-	20,500
Net income	-	-	-	-	-	-	-	1,692,974	1,692,974
Balance - March 31, 2022	98,796	$1	20	$-	271,622,264	$2,716	$33,576,510	$(37,189,520)	$(3,610,293)

Stock issued for notes and interest conversion	-	-	-	-	140,264,518	1,403	149,060	-	150,463
Stock issued for stock payable	-	-	-	-	2,550,000	26	12,224	-	12,250
Net income	-	-	-	-	-	-	-	1,494,315	1,494,315
Balance - June 30, 2022	98,796	$1	20	$-	414,436,782	$4,145	$33,737,794	$(35,695,205)	$(1,953,265)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONT’D)

For the Six Months Ended June 30, 2022 and 2021

 (Unaudited)

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

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,187,289	$90,426,134
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount	94,681	186,747
Amortization of equipment	907	-
Common stock issued for compensation	9,100	123,667
Change in fair value of derivative liability	(3,591,966)	(91,348,122)
Gain on settlement of debt	(86,662)	-
Changes in operating assets and liabilities:
Accounts payable	(5,912)	(8,579)
Accrued payroll	-	7,413
Accrued interest	56,940	57,079
Prepaid expenses	(2,751)	-
Net Cash used in Operating Activities	(338,374)	(555,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	-	(7,500)
Purchase of equipment	(54,428)	-
Net Cash used in Investing Activities	(54,428)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	359,000
Proceeds from convertible notes payable	35,000	250,000
Repayments on convertible notes payable	(12,000)	-
Debt to be settled	-	(36,547)
Proceeds from notes payable	-	195,000
Net Cash provided by Financing Activities	23,000	767,453

Net change in cash	(369,802)	204,292
Cash, beginning of period	966,682	61,572
Cash, end of period	$596,880	$265,864

Supplemental cash flow information
Cash paid for interest	$1,250	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$206,901	$6,038,219
Common stock issued for stock payable	$32,750	$19,000
Common stock issued for payment of accounts payable	$1,800	$-
Derivative liability recognized as debt discounts	$-	$281,533
Settlement of debt - related party	$-	$173,299
Stock issued for settlement of related party debt	$-	$1,873,740
Subscription receivable	$-	$100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level, measured at fair value on a recurring basis:

June 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,483,271	$1,483,271

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$5,159,248	$5,159,248

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

Equipment

Equipment, consisting of geospatial scanners and software is reported at cost less accumulated depreciation and impairment, if any Depreciation expense is recognized over the assets’ estimated useful lives of five years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company used net cash in operating activities of $338,374 for the six months ended June 30, 2022, and had an accumulated deficit of $35,695,205 and a negative working capital of $2,006,786 as of June 30, 2022. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

While we expect the impacts of COVID-19 may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Management is attempting to raise additional equity and debt to sustain operations until it can market its services and achieve profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - EQUIPMENT

	June 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Geospatial Equipment	$50,753	$(846)	$49,907	$-	$-	$-
Geospatial Software	3,675	(61)	3,614
Total equipment	$54,428	$(907)	$53,521	$-	$-	$-

 Depreciation expense for the six months ending June 30, 2022 and 2021, was $907 and $0, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable

As of June 30, 2022 and December 31, 2021, the Company has notes payable as follows:

	June 30,	December 31,
	2022	2021

Notes payable	$440,000	$440,000
	440,000	440,000
Less debt discount	(4,245)	(55,292)
Total outstanding notes payable	$435,755	$384,708

During the six months ended June 30, 2022 and 2021, the Company recorded debt discount amortization of $51,047 and $53,342, respectively, and interest expense of $26,184 and $23,290, respectively. As of June 30, 2022 and December 31, 2021, the Company had accrued interest of $77,682 and $51,498, respectively.

Notes payable issued in Fiscal year 2020

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the first Note and recorded $25,000 as debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The warrant contains a cashless exercise provision and expires on the fifth anniversary of the warrant. The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 as debt discount. During the year ended December 31, 2020, the Company recorded amortization of discount of $6,755. As of June 30, 2022 the note is in default. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid.

Notes payable issued in Fiscal year 2021

On February 10, 2021, the second note payable, as part of the Securities Purchase Agreement entered into on December 10, 2020, was issued. The second note has an interest rate of 12% per annum and a maturity date of August 10, 2022. The Company received $195,000 and recorded $25,000 as debt discount. In addition, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. We accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $31,533 as debt discount. During the year ended December 31, 2021, on the two notes the Company recorded total amortization of debt discount of $111,886. Subsequent to June 30, 2022 the note is in default. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable as follows:

	June 30,	December 31,
	2022	2021

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	-	12,000
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	33,249	33,249
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	200,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	50,000
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	100,000
Promissory note, dated August 2, 2021, bearing interest of 10% annually, payable on August 2, 2022	-	53,750
Promissory note, dated August 30, 2021, bearing interest of 10% annually, payable on August 30, 2022	-	38,750
Promissory note, dated October 14, 2021, bearing interest of 10% annually, payable on October 14, 2022	-	43,750
Promissory note, dated November 8, 2021, bearing interest of 10% annually, payable on November 8, 2022	-	43,750
Promissory note, dated December 27, 2021, bearing interest of 10% annually, payable on December 27, 2022	25,850	43,750
Promissory note, dated April 29, 2022, bearing interest of 10% annually, payable on April 29, 2023	38,750	-
Convertible notes before debt discount	566,109	737,259
Less debt discount	(4,942)	(44,826)
Total outstanding convertible notes payable	$561,167	$692,433

During the six months ended June 30, 2022 and 2021, the Company recognized interest expense of $32,007 and $33,789 and amortization of debt discount, included in interest expense, of $43,634 and $133,405, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded accrued interest of $119,315 and $100,210, respectively.

Conversion

During the six months ended June 30, 2022, the Company converted convertible note principal and accrued interest of $206,901 into 163,364,994 shares of common stock. The corresponding derivative liability at the date of conversion of $84,011, was settled through additional paid in capital.

The Company has entered into various convertible notes with variable conversion rates that create derivative liabilities. A description of outstanding convertible notes payable is as follows:

Promissory Notes - Issued in fiscal year 2017

During the year ended December 31, 2017, the Company issued a total of $265,900 of notes with the following terms:

•	Terms ranging from 9 months to 12 months. Certain note is due on demand.
•	Annual interest rates of 4% - 12%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (35 - 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion, the closing sale price.
•	Certain notes are currently in default. Default interest rates are 24%.

Promissory Notes - Issued in fiscal year 2018

During the year ended December 31, 2018, the Company issued a total of $325,000 of notes with the following terms:

•	Terms ranging from 6 months to 12 months.
•	Annual interest rates of 8% - 12%.
•	Convertible at the option of the holders at issuance.
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

Promissory Notes - Issued in fiscal year 2022

During the six months ended June 30, 2022, the Company issued a total of $38,750 in notes with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.10 or b) 50% of the lowest Trading Price during 20 trading days or Conversion price is 65% of the lowest Trading Price during 10 trading days.

The notes include original issue discounts and financing costs of $3,750 and the Company received cash of $35,000.

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

The Company did not issue any notes with conversion features during the six months ended June 30, 2022.

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

NOTE 7 - WARRANTS

During the year ended December 31, 2021, the Company issued 146,667 warrants with an exercise price of $1.50 per common share, for a period of 5 years (Note 5).

The Company determined that the warrants qualify for derivative accounting as a result of the reset feature, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options.

The following summarizes the Company’s warrant activity:

		Weighted
	Warrants	average exercise price	remaining life (Year)
Outstanding - December 31, 2020	146,667	$1.50	4.95

Granted	146,667	1.50	5.00
Outstanding - December 31, 2021	293,334	$1.50	4.03

Granted	-	-	-
Outstanding - June 30, 2022	293,334	$1.50	3.53

The intrinsic value of the warrants as of June 30, 2022 is $0. All of the outstanding warrants are exercisable as of June 30, 2022.

NOTE 8 - DERIVATIVE INSTRUMENTS

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months	Year ended
	June 30,	December 31,
	2022	2021
Expected life in years	3.45 - 3.62 years	0.12 - 5 years
Stock price volatility	998% - 1007%	135% - 1456%
Discount rate	2.99%	0.04% - 1.26%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	281,533
Addition of new derivatives recognized as loss on derivatives	356,699
Settled upon conversion of debt	(4,978,926)
Gain on change in fair value of the derivative	(92,861,546)
Balance - December 31, 2021	$5,159,248

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as loss on derivatives	-
Settled upon conversion of debt	(84,011)
Gain on change in fair value of the derivative	(3,591,966)
Balance - June 30, 2022	$1,483,271

The aggregate (gain) loss on derivatives was as follows:

	June 30,	June 30,
	2022	2021
Addition of new derivatives recognized as loss on derivatives	$-	$356,699
Change in fair value of the derivative	(3,591,966)	(91,704,821)
	$(3,591,966)	$(91,348,122)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company takes exemption from ASC 842, “Leases,” as it rents an office at 2831 St. Rose Pkwy, Henderson, Nevada on month-to-month basis for $75 a month.

Litigation

Other than the disclosure provided under “Item 1” of this Form, we are not party to any additional material legal proceedings.

NOTE 10 - EQUITY

Authorization of Common and Preferred Stock

The Company is authorized to issue 10,000,000,000 shares of common stock and 1,000,000 shares of preferred A (each share convertible on one for one base for common stock, no voting rights), 10,000 shares of preferred A-2 (each share convertible into four times the sum of all shares of common stock issued and outstanding with the same voting rights), 1,000,000 shares of preferred B (each share convertible into 10 shares of common stock and has 10 votes for any election) and 1,000 shares of preferred C (each share is not convertible and has voting rights equal to four times the sum of total common stock shares issued and outstanding plus the total number of series B, A and A-2 that are issued and outstanding).

Preferred A Stock

As of June 30, 2022 and December 31, 2021, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of June 30, 2022 and December 31, 2021, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the six months ended June 30, 2022, the Company issued 168,139,994 common shares as follows:

•	163,364,994 shares of common stock for conversion of debt of $206,901.
•	4,550,000 shares of common stock for stock payable of $32,750.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

Stock Payable

As of June 30, 2022 and December 31, 2021, the Company reported stock payable of $850 and $24,500, respectively, which is 700,000 and 2,400,000 shares to be issued, respectively.

NOTE 11 - NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$1,494,315	$7,431,079	$3,187,289	$90,426,134
Gain on change in fair value of derivatives	(1,721,502)	(7,917,287)	(3,591,966)	(91,348,122)
Interest on convertible debt	17,245	12,906	43,634	33,789
Net income (loss) - diluted	$(209,942)	$(473,302)	$(361,043)	$(888,199)

Denominator:
Weighted average common shares outstanding	346,056,944	81,674,114	300,611,406	60,784,647
Effect of dilutive shares	801,291,914	586,374,953	1,483,367,858	574,129,649
Diluted	1,147,348,858	668,049,067	1,783,979,264	634,914,296

Net income (loss) per common share:
Basic	$0.00	$0.09	$0.01	$1.49
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the six months ended June 30, 2022 and 2021, the convertible instruments and warrants are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated events subsequent to June 30, 2022, through the date these financial statements were issued, and noted the following events requiring disclosure:

On July 7, 2022, $11,750 of principle of a convertible note was converted at $0.00072 to 19,583,333 common shares.

On July 12, 2022, $11,750 of principle and $2,187.50 of interest of a convertible note was converted at $0.00072 to 19,357,639 common shares.

On July 14, 2022, the Company issued notes payable of $39,250. The note was unsecured, bore interest at 10% per annum, and a maturity date of July 14, 2023. The Company received $35,000 and recorded $4,250 as debt discount.

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

Results of Operations

The following are the results of our continuing operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Three Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-

Operating expense	169,667	350,765	(181,098)	(52%)
Other income (expense)	1,663,982	7,781,844	(6,117,862)	(79%)
Net income	$1,494,315	$7,431,079	$(5,936,764)	(80%)

Revenue

During the three months ended June 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

	Three Months Ended
	June 30,
	2022	2021	Change	%

General and administrative	$33,664	$95,990	$(62,326)	(65%)
Professional fee	51,974	22,760	29,214	128%
Compensation and payroll taxes	84,029	232,015	(147,986)	(64%)
Total operating expenses	$169,667	$350,765	$(181,098)	(52%)

Compensation and payroll taxes decreased by $147,986, or 64%, for the three months ended June 30, 2022, as compared to 2021. The decrease in compensation expense in the current period is primarily due to the decrease of stock issuances to officers and directors as non-cash compensation in stock and employees’ payroll compared to 2021. Professional fees increased by $29,214, or 128%, for the three months ended June 30, 2022, as compared to the same period in 2021 primarily due to consulting and accounting fees. General and administrative expenses decreased by $62,326, or 65%, for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease in general and administrative expenses is primarily due to reductions in software design costs offset by increases in marketing expenses.

Other Income (Expense)

	Three Months Ended
	June 30,
	2022	2021	Change%

Interest expense	$(57,520)	$(135,443)	$77,923	(58%)
Gain on change in fair value of derivative liability	1,721,502	7,917,287	(6,195,785	)(78%)
Total other income (expense)	$1,663,982	$7,781,844	$(6,117,862	)(79%)

The decrease in other income was primarily due to a decrease in gain on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

The following are the results of our continuing operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expense	338,492	678,162	(339,670)	(50%)
Other income (expense)	3,525,781	91,104,296	(87,578,515)	(96%)
Net income (loss)	$3,187,289	$90,426,134	$(87,238,845)	(96%)

Revenue

During the six months ended June 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

	Six Months Ended
	June 30,
	2022	2021	Change	%

General and administrative	$73,883	$139,578	$(65,695)	(47%)
Professional fee	105,799	58,906	46,893	80%
Compensation and payroll taxes	158,810	479,678	(320,868)	(67%)
Total operating expenses	$338,492	$678,162	$(339,670)	(50%)

Compensation and payroll taxes decreased by $320,868, during the six months ended June 30, 2022 as compared to 2021. The decrease in compensation expense in the current period is primarily due to employees’ payroll and stock based compensation. Professional fees increased by $46,893 during the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to legal and accounting fees. General and administrative expenses decreased by $65,695 during the six months ended June 30, 2022 as compared to 2021. The decrease in general and administrative expenses is primarily due to an increase in marketing and decrease in software expenses.

Other Income (Expense)

	Six Months Ended
	June 30,
	2022	2021	Change	%

Interest expense	$(152,847)	$(243,826)	$90,979	(37%)
Change in fair value of derivative liability	3,591,966	91,348,122	(87,756,156)	(96%)
Gain on settlement of debt	86,662	-	86,662	-
Total other income (expense)	$3,525,781	$91,104,296	$(87,578,515)	(96%)

The decrease in other income was primarily due to the change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	June 30,	December 31,
	2022	2021	Change%
Cash	$596,880	$966,682	$(369,802	)(38%)

Current assets	$792,673	$1,159,724	$(367,051	)(32%)
Current liabilities	$2,799,459	$6,541,729	$(3,742,270	)(57%)
Working capital deficiency	$(2,006,786)	$(5,382,005)	$3,375,219	(63%)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net income of $3,187,289 and $90,426,134 for the six months ended June 30, 2022 and 2021, respectively. The Company also has an accumulated deficit of $35,695,205 and negative working capital of $2,006,786 as of June 30, 2022, as well as outstanding convertible notes payable of $561,167.

As of June 30, 2022, the net income and working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $1.5 million, for the valuation of the discounted variable-rate conversion features on our convertible notes. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 5 and 7 in our financial statements, as they are disclosed elsewhere in this report.

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

Cash Flows

	Six Months Ended
	June 30,
	2022	2021	Change	%
Cash used in operating activities	$(338,374)	$(555,661)	$217,287	(39%)
Cash used in investing activities	$(54,428)	$(7,500)	$(46,928)	626%
Cash provided by financing activities	$23,000	$767,453	$(744,453)	(97%)
Cash and cash equivalents on hand	$596,880	$265,864	$331,016	125%

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $338,374 and $555,661, respectively. During the six months ended June 30, 2022, we generated a net income of $3,187,289, which included significant non-cash expenses of $94,681 in debt discount amortization, $9,100 in stock-based compensation, gain on settlement of debt of $86,662, $907 in equipment amortization, and gain of $3,591,966 in change in fair value of derivative liabilities, as well as $48,277 in changes in operating assets and liabilities. During the six months ended June 30, 2021, we incurred a net income of $90,426,134 and the net income included significant non-cash expenses of $91,348,122 in change in fair value of derivative liabilities, debt discount amortization of $186,746, stock compensation of $123,667 and increase from operating liabilities of $55,913.

Investing activities

During the six months ended June 30, 2022, we purchased equipment and software for $54,428.

During the six months ended June 30, 2021, net cash used in investing activities was from $7,500 in advances to a related party.

Financing activities

During the six months ended June 30, 2022, we paid $12,000 in principal on a convertible note.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending June 30, 2022 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2022, the Company filed a lawsuit with the Eight Circuit District Court in Clark County, Nevada, naming Albert Koenigsberg and Geocommand, Inc. as defendants. The Company is seeking relief for breach of contract, breach of the covenant of good faith and fair dealing, conversion, unjust enrichment, and breach of fiduciary duty. The Company’s allegations include, among other claims, that Mr. Koenigsberg, during his prior time as an executive of the Company, utilized unauthorized funds, entered into improper agreements, and unaccounted for the Company’s finances.

Other than disclosed above, there are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	163,364,994 shares of common stock for conversion of debt of $206,901.
•	4,550,000 shares of common stock for stock payable of $32,750.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

Item 3. Default Upon Senior Securities

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regard to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $220,000. During the quarter ended June 30, 2022, or in the subsequent period through the date of this report, the Company entered into default on the following debt agreements:

•

principal amount of $220,000 related to securities purchase agreement entered into on December 10, 2020, for failure to pay principal and interest when due. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid.

•

principal amount of $220,000 related to securities purchase agreement entered into on December 10, 2020, issued on February 10, 2021, for failure to pay principal and interest when due. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid.

The parties are in communication and are working diligently to resolve the pending default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As previously disclosed, on July 14, 2022, Mr. Richard Rotanz informed the Board of Directors of the Company of his resignation as a Director of the Company, among other positions held. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of Directors has accepted his resignation effective July 15, 2022

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

Date: August 15, 2022	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

