Form 10-Q
period 2022-09-30
MAPTELLIGENT, INC.
filed 2022-11-14
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of outstanding shares of common stock as of November 14, 2022 was 476,286,450.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$475,451	$966,682
Prepaid expenses	1,834	-
Note receivable - related party	152,042	152,042
Due from related party	41,000	41,000
Total current assets	670,327	1,159,724

Noncurrent assets
Equipment, net	50,800	-
Total Assets	$721,127	$1,159,724

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$16,885	$22,716
Accrued payroll	104,472	106,415
Accrued interest	222,441	151,709
Notes payable	440,000	384,708
Convertible notes payable	573,008	692,433
Derivative liability	1,628,274	5,159,248
Common stock payable	-	24,500
Total Current Liabilities	2,985,080	6,541,729

Total Liabilities	2,985,080	6,541,729

Stockholders' Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value 453,677,754 and 246,296,788 shares issued and outstanding, respectively	4,537	2,463
Additional paid in capital	33,765,890	33,498,025
Accumulated deficit	(36,034,381)	(38,882,494)
Total Stockholders' Deficit	(2,263,953)	(5,382,005)
Total Liabilities and Stockholders' Deficit	$721,127	$1,159,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	38,247	154,118	112,130	293,696
Professional fees	37,441	11,433	143,240	70,339
Compensation and payroll taxes	84,329	96,925	243,139	576,603
Total operating expenses	160,017	262,476	498,509	940,638

Net loss from operations	(160,017)	(262,476)	(498,509)	(940,638)

Other income (expense)
Interest expense	(34,556)	(166,427)	(187,403)	(410,253)
Gain (loss) on change in fair value of derivative liability	(145,003)	(262,264)	3,446,963	91,085,858
Gain on settlement of debt	400	907	87,062	907
Total other income (expense)	(179,159)	(427,784)	3,346,622	90,676,512

Income before income taxes	(339,176)	(690,260)	2,848,113	89,735,874
Provision for income taxes	-	-	-	-
Net income	$(339,176)	$(690,260)	$2,848,113	$89,735,874

Basic income per Common Share	$(0.00)	$(0.00)	$0.01	$0.93
Diluted income per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	449,388,895	166,505,444	350,748,875	96,412,168
Diluted weighted average number of common shares outstanding	1,250,680,809	166,505,444	1,834,116,733	620,579,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2022 and 2021

 (Unaudited)

							Additional		Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	98,796	$1	20	$-	246,296,788	$2,463	$33,498,025	$(38,882,494)	$(5,382,005)

Stock issued for notes and interest conversion	-	-	-	-	23,100,476	231	56,207	-	56,438
Stock issued for accounts payable	-	-	-	-	225,000	2	1,798	-	1,800
Stock issued for stock payable	-	-	-	-	2,000,000	20	20,480	-	20,500
Net income	-	-	-	-	-	-	-	1,692,974	1,692,974
Balance - March 31, 2022	98,796	$1	20	$-	271,622,264	$2,716	$33,576,510	$(37,189,520)	$(3,610,293)

Stock issued for notes and interest conversion	-	-	-	-	140,264,518	1,403	149,060	-	150,463
Stock issued for stock payable	-	-	-	-	2,550,000	26	12,224	-	12,250
Net income	-	-	-	-	-	-	-	1,494,315	1,494,315
Balance - June 30,2022	98,796	$1	20	$-	414,436,782	$4,145	$33,737,794	$(35,695,205)	$(1,953,265)

Stock issued for notes and interest conversion	-	-	-	-	38,940,972	389	27,649	-	28,038
Stock issued for compensation	-	-	-	-	300,000	3	447	-	450
Net loss	-	-	-	-	-	-	-	(339,176)	(339,176)
Balance - September 30, 2022	98,796	$1	20	$-	453,677,754	$4,537	$33,765,890	$(36,034,381)	$(2,263,953)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONT’D)

For the Nine Months Ended September 30, 2022 and 2021

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

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,848,113	$89,735,874
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount	101,617	325,485
Amortization of equipment	3,628	-
Common stock issued for compensation	9,100	223,383
Change in fair value of derivative liability	(3,446,963)	(91,085,858)
Gain on settlement of debt	(87,062)	(907)
Changes in operating assets and liabilities:
Accounts payable	(4,031)	(14,182)
Accrued payroll	(1,943)	7,413
Accrued interest	84,572	84,768
Prepaid expenses	(1,834)	-
Net Cash used in Operating Activities	(494,803)	(724,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	-	(7,500)
Purchases of equipment	(54,428)	-
Net Cash used in Investing Activities	(54,428)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	884,000
Proceeds from convertible notes payable	70,000	335,000
Repayments on convertible notes payable	(12,000)	-
Debt to be settled	-	(84,406)
Proceeds from notes payable	-	195,000
Net Cash provided by Financing Activities	58,000	1,329,594

Net change in cash	(491,231)	598,070
Cash, beginning of period	966,682	61,572
Cash, end of period	$475,451	$659,642

Supplemental cash flow information
Cash paid for interest	$1,250	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$234,939	$6,216,719
Common stock issued for stock payable	$33,200	$19,000
Common stock issued for payment of accounts payable	$1,800	$-
Derivative liability recognized as debt discounts	$-	$281,533
Settlement of debt - related party	$-	$173,299
Stock issued for settlement of related party debt	$-	$1,873,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level, measured at fair value on a recurring basis:

September 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,628,274	$1,628,274

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	5,159,248	5,159,248

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

Equipment

Equipment, consisting of geospatial scanners and software is reported at cost less accumulated depreciation and impairment, if any. Depreciation expense is recognized over the assets’ estimated useful lives of five years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company used net cash in operating activities of $494,803 for the nine months ended September 30, 2022, and had an accumulated deficit of $36,034,381and a negative working capital of $2,314,753 as of September 30, 2022. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - EQUIPMENT

	September 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$50,753	$(3,383)	$47,370	$-	$-	$-
Software	3,675	(245)	3,430
Total equipment	$54,428	$(3,628)	$50,800	$-	$-	$-

 Depreciation expense for the nine months ending September 30, 2022 and 2021, was $3,628 and $0, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable

As of September 30, 2022 and December 31, 2021, the Company has notes payable as follows:

	September 30,	December 31,
	2022	2021

Notes payable	$440,000	$440,000
	440,000	440,000
Less debt discount	-	(55,292)
Total outstanding notes payable	$440,000	$384,708

During the nine months ended September 30, 2022 and 2021, the Company recorded debt discount amortization of $55,292 and $82,614, respectively, and interest expense of $39,492 and $36,599, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued interest of $90,990 and $51,498, respectively.

Notes payable issued in Fiscal year 2020

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note (“Initial Note”) was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the Initial Note and recorded $25,000 as debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant (“Warrant”) to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Warrant contains a cashless exercise provision and expires on the fifth anniversary of the Warrant’s issuance date. The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 as debt discount. During the year ended December 31, 2020, the Company recorded amortization of discount of $6,755. As of September 30, 2022 the Initial Note is in default. Any amount of Principal or Interest on the Initial Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. Subsequent to September 30, 2022, the Initial Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023 (Note 12).

Notes payable issued in Fiscal year 2021

On February 10, 2021, the second note payable (“Second Note”), as part of the Securities Purchase Agreement entered into on the Closing Date was issued. The Second Note has an interest rate of 12% per annum and a maturity date of August 10, 2022. The Company received $195,000 and recorded $25,000 as debt discount. In addition, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $31,533 as debt discount. During the year ended December 31, 2021, on the two notes the Company recorded total amortization of debt discount of $111,886. As of September 30, 2022 the Second Note is in default. Any amount of Principal or Interest on the Second Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. Subsequent to September 30, 2022, the Second Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023 (Note 12).

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable as follows:

	September 30,	December 31,
	2022	2021

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	-	12,000
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	33,249	33,249
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	200,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	50,000
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	100,000
Promissory note, dated August 2, 2021, bearing interest of 10% annually, payable on August 2, 2022	-	53,750
Promissory note, dated August 30, 2021, bearing interest of 10% annually, payable on August 30, 2022	-	38,750
Promissory note, dated October 14, 2021, bearing interest of 10% annually, payable on October 14, 2022	-	43,750
Promissory note, dated November 8, 2021, bearing interest of 10% annually, payable on November 8, 2022	-	43,750
Promissory note, dated December 27, 2021, bearing interest of 10% annually, payable on December 27, 2022	-	43,750
Promissory note, dated April 29, 2022, bearing interest of 10% annually, payable on April 29, 2023	38,750	-
Promissory note, dated July 14, 2022, bearing interest of 10% annually, payable on July 14, 2023	39,250	-
Convertible notes before debt discount	579,509	737,259
Less debt discount	(6,501)	(44,826)
Total outstanding convertible notes payable	$573,008	$692,433

During the nine months ended September 30, 2022 and 2021, the Company made principal payments of $12,000 and $0, respectively, and recognized interest expense of $46,331 and $48,169 and amortization of debt discount, included in interest expense, of $46,325 and $242,871, respectively. As of September 30, 2022 and December 31, 2021, the Company recorded accrued interest of $131,451 and $100,210, respectively.

Conversion

During the nine months ended September 30, 2022, the Company converted convertible note principal of $223,750 and accrued interest of $11,189 for total debt of $234,939 into 202,305,966 shares of common stock. The corresponding derivative liability at the date of conversion of $84,011, was settled through additional paid in capital.

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

Promissory Notes - Issued in fiscal year 2022

During the nine months ended September 30, 2022, the Company issued a total of $78,000 in notes with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.10 or b) 50% of the lowest Trading Price during 20 trading days or Conversion price is 65% of the lowest Trading Price during 10 trading days.

The notes include original issue discounts and financing costs of $8,000 and the Company received cash of $70,000.

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

The Company issued  $78,000 of notes with conversion features and assessed them in accordance with ASC 815 and determined there was no derivative liability associated with the notes during the nine months ended September 30, 2022.

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

The following summarizes the Company’s warrant activity:

		Weighted average	Weighted average
	Warrants	exercise price	remaining life (Year)
Outstanding - December 31, 2020	146,667	$1.50	4.95

Granted	146,667	1.50	5.00
Outstanding - December 31, 2021	293,334	$1.50	4.03

Granted	-	-	-
Outstanding - September 30, 2022	293,334	$1.50	3.28

The intrinsic value of the warrants as of September 30, 2022 is $0. All of the outstanding warrants are exercisable as of September 30, 2022.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months	Year ended
	September 30,	December 31,
	2022	2021
Expected life in years	3.2 - 3.37 years	0.12 - 5 years
Stock price volatility	956% - 10.07%	135% - 14.56%
Discount rate	4.25%	0.04% - 1.26%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	281,533
Addition of new derivatives recognized as loss on derivatives	356,699
Settled upon conversion of debt	(4,978,926)
Gain on change in fair value of the derivative	(92,861,546)
Balance - December 31, 2021	$5,159,248

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as loss on derivatives	-
Settled upon conversion of debt	(84,011)
Gain on change in fair value of the derivative	(3,446,963)
Balance - September 30, 2022	$1,628,274

The aggregate (gain) loss on derivatives was as follows:

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Addition of new derivatives recognized as loss on derivatives	$-	$356,699
Change in fair value of the derivative	(3,446,963)	(91,442,557)
	$(3,446,963)	$(91,085,858)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company takes exemption from ASC 842, “Leases,” as it rents an office at 2831 St. Rose Pkwy, Henderson, Nevada on month-to-month basis for $75 a month.

Litigation

On July 15, 2022, the Company filed a lawsuit with the Eight Circuit District Court in Clark County, Nevada, naming Albert Koenigsberg and Geocommand, Inc. as defendants. The Company is seeking relief for breach of contract, breach of the covenant of good faith and fair dealing, conversion, unjust enrichment, and breach of fiduciary duty. The Company’s allegations include, among other claims, that Mr. Koenigsberg, during his prior time as an executive of the Company, utilized unauthorized funds, entered into improper agreements, and unaccounted for the Company’s finances. While the Company believes it will prevail in this case before the court, no assurances can be made as to the final outcome.

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

Preferred A Stock

As of September 30, 2022 and December 31, 2021, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of September 30, 2022 and December 31, 2021, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the nine months ended September 30, 2022, the Company issued 207,380,966 common shares as follows:

•	202,305,966 shares of common stock for conversion of debt of $234,939.
•	4,850,000 shares of common stock for current year compensation (2,450,000 shares) and stock payable for prior year compensation (2,400,000 shares) of $33,200.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

Stock Payable

As of September 30, 2022 and December 31, 2021, the Company reported stock payable of $0 and $24,500, respectively, which is 0 and 2,400,000 shares to be issued, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(339,176)	$(690,260)	$2,848,113	$89,735,874
(Gain) loss on change in fair value of derivatives	145,003	262,264	(3,446,963)	(91,085,858)
Interest on convertible debt	17,245	12,906	46,331	33,789
Net income (loss) - diluted	$(176,928)	$(415,090)	$(552,519)	$(1,316,195)

Denominator:
Weighted average common shares outstanding	449,388,895	166,505,444	350,748,875	96,412,168
Effect of dilutive shares	801,291,914	-	1,483,367,858	524,167,473
Diluted	1,250,680,809	166,505,444	1,834,116,733	620,579,641

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.01	$0.93
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the nine months ended September 30, 2022 and 2021, the convertible instruments and warrants are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 12 - SUBSEQUENT EVENTS

On October 12, 2022, the Company amended two notes payable dated December 10, 2020 and February 10, 2021 for a total of $440,000 for payments to be made: $100,000 during October 2022, $100,000 during December 2022, and $240,000 plus all accrued interest on or before March 29, 2023. Subsequent to September 30, 2022, the October payments were made according to the scheduled payments.

On November 3, 2022, $10,400 of principle of a convertible note was converted at $0.00046 to 22,608,696 common shares.

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

Results of Operations

The following are the results of our continuing operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	Three Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-

Operating expense	160,017	262,476	(102,459)	(39%)
Other income (expense)	(179,159)	(427,784)	248,625	(58%)
Net income (loss)	$(339,176)	$(690,260)	$351,084	(51%)

Revenue

During the three months ended September 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

	Three Months Ended
	September 30,
	2022	2021	Change	%

General and administrative	$38,247	$154,118	$(115,871)	(75%)
Professional fee	37,441	11,433	26,008	227%
Compensation and payroll taxes	84,329	96,925	(12,596)	(13%)
Total operating expenses	$160,017	$262,476	$(102,459)	(39%)

Compensation and payroll taxes decreased by $12,596, or 13%, for the three months ended September 30, 2022, as compared to 2021. The decrease in compensation expense in the current period is primarily due to the decrease of stock issuances to officers and directors as non-cash compensation in stock and employees’ payroll compared to 2021. Professional fees increased by $26,008, or 227%, for the three months ended September 30, 2022, as compared to the same period in 2021 primarily due to consulting and accounting fees. General and administrative expenses decreased by $115,871, or 75%, for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease in general and administrative expenses is primarily due to reductions in software design costs offset by increases in marketing expenses.

Other Income (Expense)

	Three Months Ended
	September 30,
	2022	2021	Change	%

Interest expense	$(34,556)	$(166,427)	$131,871	(79%)
Gain on settlement of debt	400	907	(507)	(56%)
Change in fair value of derivative liability	(145,003)	(262,264)	117,261	(45%)
Total other income (expense)	$(179,159)	$(427,784)	$248,625	(58%)

The decrease in other income was due to a decrease in gain on change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note, and less amortization of discounts on convertible notes as interest expense.

The following are the results of our continuing operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expense	498,509	940,638	(442,129)	(47%)
Other income (expense)	3,346,622	90,676,512	(87,329,890)	(96%)
Net income (loss)	$2,848,113	$89,735,874	$(86,887,761)	(97%)

Revenue

During the nine months ended September 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

	Nine Months Ended
	September 30,
	2022	2021	Change	%

General and administrative	$112,130	$293,696	$(181,566)	(62%)
Professional fee	143,240	70,339	72,901	104%
Compensation and payroll taxes	243,139	576,603	(333,464)	(58%)
Total operating expenses	$498,509	$940,638	$(442,129)	(47%)

Compensation and payroll taxes decreased by $333,464, during the nine months ended September 30, 2022 as compared to 2021. The decrease in compensation expense in the current period is primarily due to employees’ payroll and stock based compensation. Professional fees increased by $72,901 during the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to legal and accounting fees. General and administrative expenses decreased by $181,566 during the nine months ended September 30, 2022 as compared to 2021. The decrease in general and administrative expenses is primarily due to an increase in marketing and decrease in software expenses.

Other Income (Expense)

	Nine Months Ended
	September 30,
	2022	2021	Change	%

Interest expense	$(187,403)	$(410,253)	$222,850	(54%)
Gain on settlement of debt	87,062	907	86,155	9499%
Change in fair value of derivative liability	3,446,963	91,085,858	(87,638,895)	(96%)
Total other income (expense)	$3,346,622	$90,676,512	$(87,329,890)	(96%)

The decrease in other income was primarily due to the change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	September 30,	December 31,
	2022	2021	Change	%
Cash	$475,451	$966,682	$(491,231)	(51%)

Current assets	$670,327	$1,159,724	$(489,397)	(42%)
Current liabilities	$2,985,080	$6,541,729	$(3,556,649)	(54%)
Working capital deficiency	$(2,314,753)	$(5,382,005)	$3,067,252	(57%)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net income of $2,848,113 and $89,735,874 for the nine months ended September 30, 2022 and 2021, respectively. The Company also has an accumulated deficit of $36,034,381 and negative working capital of $2,314,753 as of September 30, 2022, as well as outstanding convertible notes payable of $573,008.

As of September 30, 2022, the net income and working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $1.6 million, for the valuation of the discounted variable-rate conversion features on our convertible notes. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 6 and 8 in our financial statements, as they are disclosed elsewhere in this report.

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

Cash Flows

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Cash used in operating activities	$(494,803)	$(724,024)	$229,221	(32%)
Cash used in investing activities	$(54,428)	$(7,500)	$(46,928)	626%
Cash provided by financing activities	$58,000	$1,329,594	$(1,271,594)	(96%)
Cash and cash equivalents on hand	$475,451	$659,642	$(184,191)	(28%)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $494,803 and $724,024, respectively. During the nine months ended September 30, 2022, we generated a net income of $2,848,113, which included significant non-cash expenses of $101,617 in debt discount amortization, $9,100 in stock-based compensation, gain on settlement of debt of $87,062, $3,628 in equipment amortization, and gain of $3,446,963 in change in fair value of derivative liabilities, as well as $76,764 in changes in operating assets and liabilities. During the nine months ended September 30, 2021, we incurred a net income of $89,735,874 and the net income included significant non-cash expenses of $91,085,858 in change in fair value of derivative liabilities, debt discount amortization of $325,485, stock compensation of $223,383 and changes in operating assets and liabilities of $77,999.

Investing activities

During the nine months ended September 30, 2022, we purchased equipment and software for $54,428.

During the nine months ended September 30, 2021, net cash used in investing activities was from $7,500 in advances to a related party.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $58,000, which consisted of $12,000 paid in principal on a convertible note and $70,000 in proceeds from issuance of convertible notes payable.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending September 30, 2022 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	202,305,966 shares of common stock for conversion of debt of $234,919.
•	4,850,000 shares of common stock for stock payable of $33,200.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

Item 3. Default Upon Senior Securities

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regards to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $440,000. During the quarter ended September 30, 2022, or in the subsequent period through the date of this report, the Company entered into default on the following debt agreements:

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

The parties are in communication and are working diligently to resolve the pending default. Subsequent to September 30, 2022, the parties amended the notes for payments to be made: $100,000 in October 2022, $100,000 in December 2022 and $240,000 plus all accrued interest in March 2023 to settle the full amounts of both notes.  As of the end of October 2022, the $100,000 of agreed payments were made.

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

Date: November 14, 2022	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

