Form 10-K
period 2022-12-31
MAPTELLIGENT, INC.
filed 2023-03-31
CIK 1697935

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $552,562 based on the closing sale price of the registrant’s common stock on June 30, 2022 of $0.0014 per share.

Number of outstanding shares of common stock as of March 31, 2023, was 753,377,447.

Documents Incorporated by Reference: None.

MAPTELLIGENT, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Maptelligent, Inc. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all.

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

The Company will continue to file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Maptelligent,” “we,” “us,” and “our” refers to Maptelligent, Inc.

Item 1. Business.

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

History

Following the World Trade Center attack in 2001, Maptelligent, Inc., used the expertise of its executive’s extensive background in communication technologies and investigated additional technologies that could make the response efforts of emergency managers more streamlined. Hurricane Katrina presented many new problems for first responders and others who could benefit. Our staff participated and attended a series of Katrina Panel meetings to better understand the communication “gaps” that our responders identified. Following Katrina, Maptelligent, Inc. decided to take a pro-active position to these gaps and started a company focused on the research and development of new world technologies dedicated to the safety and security of people and the places they congregate. With the Sandy Hook School shooting, the Aurora Theater attack, the Boston Marathon bombing, the horrific events that have taken place in Paris and Orlando and the Marjory Stoneman Douglas High School in Parkland, Florida, Maptelligent, Inc., continued to pursue the creation of an interoperable method of sharing critical in-building information with our first responders. When the Las Vegas attack during the Harvest Music Festival took place, everyone realized the problem of data sharing between our public servants needed to be solved. The occurrence of the COVID-19 Pandemic in 2021 further identified the need for horizontal and vertical data sharing between hospitals and first responders worldwide and many others.

After careful consideration and assessment of current market conditions, we have decided to improve our product portfolio by developing new capabilities consistent with current technology innovations such as SaaS, Cloud, and e-commerce product delivery.

Business Overview

Maptelligent delivers easy-to-use web and mobile applications for teams to explore, enhance and collaborate on projects using data from multiple systems in a geospatial context. Maptelligent digital twin solution set provides interconnectivity, automation, and access to real-time data. We enable visibility into information and documents that your teams are managing, so that they can measure progress, understand risks and costs, and communicate seamlessly with stakeholders. Maptelligent implementing innovative technology, allowing customers to model their operations and solve today’s complex business problems. Using the latest in remote capture technology (LIDAR, Photogrammetry), building information, modelling and location intelligence delivers customized digital twin and Industry 4.0 applications. Maptelligent, Inc., provides customers a secure web application with a flexible framework on Esri’s ArcGIS Platform technology. This approach provides cost effective, customized solutions, which are tailored to our customers’ unique disparate data and operational requirements. Coupled with cloud interoperability, Maptelligent, Inc., delivers an innovative, easy-to-use web-based experience by integrating multiple operations, including asset management, building automation and control, interdisciplinary coordination, scheduling, cost estimating, and integrated construction specifications.

Digital twin technology is a critical component of Industry 4.0, the ongoing automation of traditional manufacturing and industrial practices, using modern smart technology. In simple terms, digital twin is the virtual replica of real-world objects, including physical objects, processes, relationships, and behaviours. These models of real-world objects, through the use of Maptelligent capabilities, can be implemented into common operational pictures, for unique real-time integrated understanding of your environment. Maptelligent, Inc., provides web and mobile solutions that leverage the latest in no code/low code development capability. This provides cost effective, customized solutions, which are tailored to our customers’ unique disparate data and operational requirements. Coupled with cloud interoperability, the Maptelligent, Inc., solution delivers an innovative, easy-to-use web-based experience by integrating multiple operations, including asset management, building automation and control, interdisciplinary coordination, scheduling, cost estimating, and integrated construction specifications.

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

Employees

Other than our Officers and Directors, as of March 31, 2023, we have three full-time and no part-time employees. We anticipate adding additional employees in the next 12 months, as needed.

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

Item 2. Properties.

Our mailing address is 2831 St. Rose Parkway, Suite #297 Henderson, NV 89052. Our telephone number is (415) 990-8141.

Item 3. Legal Proceedings.

On July 15, 2022, the Company filed a lawsuit with the Eight Circuit District Court in Clark County, Nevada, naming Albert Koenigsberg and Geocommand, Inc. as defendants. The Company sought relief for breach of contract, breach of the covenant of good faith and fair dealing, conversion, unjust enrichment, and breach of fiduciary duty. The Company’s allegations included, among other claims, that Mr. Koenigsberg, during his prior time as an executive of the Company, utilized unauthorized funds, entered into improper agreements, and unaccounted for the Company’s finances. On or about December 30, 2022, the Company was successful in obtaining a total judgment of $57,320.94 against Geocommand, solely, with interest continuing to accrue until paid in full, as follows:

1)	The principal sum of $43,500.00;
2)

Interest calculated at 6.75% on the principal amount from the date of service of the Complaint, August 11, 2022, until this judgment is paid in full, calculated at $8.05 per day, which amounts to $1,143.10 through December 31, 2022, which amount continues to accrue unless and until paid in full; and

3)	Reasonable attorneys’ fees in the amount of $10,892.50; and
4)	Costs of suit in the amount of $1,785.34.

The matter as it relates to defendant Albert Koenigsberg is ongoing and is scheduled to go to trial later this year.

On August 13, 2021, the SEC filed a complaint in the United States District Court for the Southern District of New York against multiple defendants, which include GPL Ventures LLC, Alexander Dillon, and Cosmin Panait, among other parties (altogether “Defendants”). The Complaint indicates that the Defendants participated in a penny stock fraud scheme. The SEC also charged certain of the Defendants with operating as unregistered dealers, and obtained emergency relief to halt their ongoing conduct. Additionally, the complaint alleges that Defendants falsely represented to their brokers that GPL Ventures was not involved in any stock promotions with respect to the shares GPL Ventures was depositing and selling into the market. Furthermore, the complaint also charges Dillon, Panait and the GPL entities with operating as unregistered dealers, and given their ongoing conduct, the SEC sought and obtained an order temporarily restraining these defendants and freezing their assets until further order of the Court. To date, there has been no action taken on the notes with GPL Ventures and it is not known how the Court with address the matter as it relates to the Company. The only relationship is convertible notes payable that are outstanding with the Company.  There has been no collection efforts on the part of GPL Ventures LLC. The Company is not a party to the legal action taken by the SEC.

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

Item 4. Mine Safety Disclosures.

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

	Common Shares
Year Ended December 31, 2021:	High	Low
Quarter Ended March 31, 2022	$0.0090	$0.0030
Quarter Ended June 30, 2022	$0.0052	$0.0011
Quarter Ended September 30, 2022	$0.0016	$0.0009
Quarter Ended December 31, 2022	$0.0010	$0.0005

Year Ended December 31, 2021:	High	Low
Quarter Ended March 31, 2021	$0.220	$0.032
Quarter Ended June 30, 2021	$0.050	$0.010
Quarter Ended September 30, 2021	$0.017	$0.010
Quarter Ended December 31, 2021	$0.014	$0.005

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

Security Holders

As of December 31, 2022, we had approximately 681 individual shareholders of record of our Common Stock.

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

Transfer Agent

Our transfer agent is Securities Transfer Corporation with a mailing address at 13577 Feather Sound Drive, Suite 500, Clearwater, FL 33762.

Recent Sales of Unregistered Securities.

Except as set forth below, during our fiscal years ended December 31, 2022 and 2021, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. Unless otherwise disclosed below, all issuances of Common Stock were made pursuant to the exemption under Section 4(a)(2) of the Securities Act.

Issuance of Common Stock Pursuant to Regulation A Offering

During the year ended December 31, 2021, we conducted a Regulation A offering of our Common Stock, at $0.01 price per share, for net proceeds of $1,254,000, which include $25,000 of fees. The Company issued approximately 127,900,000 shares of common stock.

Issuance of Common Stock Pursuant to Convertible Promissory Notes

During the year ended December 31, 2021, the Company converted convertible note principal and accrued interest of $1,237,791 into 72,372,320 shares of common stock and $4,978,928 relief of derivative liability settled through additional paid in capital for a total of $6,216,719.

During the year ended December 31, 2022, the Company converted convertible note principal of $249,750 and accrued interest of $11,189 for total debt of $260,939 into 272,187,390 shares of common stock.

Other

During the year ended December 31, 2021, the Company issued 20,986,734 shares of Common Stock for compensation of $253,183.

During the year ended December 31, 2021, the Company issued 1,281,787 shares of Common Stock for settlement of related party debt of $1,873,740.

During the year ended December 31, 2022, the Company issued 4,850,000 shares of common stock for current year compensation (2,450,000 shares) of $8,700 and stock payable for prior year compensation (2,400,000 shares) of $24,500.  The Company also issued 225,000 shares of common stock for payment of accounts payable of $1,800.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

There were no issuer purchases of equity securities during the year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis

The Company has had no revenues from operations in each of the last two fiscal years, and in the current fiscal year.

Business Overview

Maptelligent delivers easy-to-use web and mobile applications for teams to explore, enhance and collaborate on projects using data from multiple systems in a geospatial context. Maptelligent digital twin solution set provides interconnectivity, automation, and access to real-time data. We enable visibility into information and documents that your teams are managing, so that they can measure progress, understand risks and costs, and communicate seamlessly with stakeholders. Maptelligent implementing innovative technology, allowing customers to model their operations and solve today’s complex business problems. Using the latest in remote capture technology (LIDAR, Photogrammetry), building information, modelling and location intelligence delivers customized digital twin and Industry 4.0 applications. Maptelligent, Inc., provides customers a secure web application with a flexible framework on Esri’s ArcGIS Platform technology. This approach provides cost effective, customized solutions, which are tailored to our customers’ unique disparate data and operational requirements. Coupled with cloud interoperability, Maptelligent, Inc., delivers an innovative, easy-to-use web-based experience by integrating multiple operations, including asset management, building automation and control, interdisciplinary coordination, scheduling, cost estimating, and integrated construction specifications.

Digital twin technology is a critical component of Industry 4.0, the ongoing automation of traditional manufacturing and industrial practices, using modern smart technology. In simple terms, digital twin is the virtual replica of real-world objects, including physical objects, processes, relationships, and behaviours. These models of real-world objects, through the use of Maptelligent capabilities, can be implemented into common operational pictures, for unique real-time integrated understanding of your environment. Maptelligent, Inc., provides web and mobile solutions that leverage the latest in no code/low code development capability. This provides cost effective, customized solutions, which are tailored to our customers’ unique disparate data and operational requirements. Coupled with cloud interoperability, the Maptelligent, Inc., solution delivers an innovative, easy-to-use web-based experience by integrating multiple operations, including asset management, building automation and control, interdisciplinary coordination, scheduling, cost estimating, and integrated construction specifications.

Results of Operations

The following are the results of our continuing operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Years Ended
	December 31,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expense	651,170	1,196,811	(545,641)	(46%)
Other income (expense)	2,833,270	91,959,692	(89,126,422)	(97%)
Net income (loss)	$2,182,100	$90,762,881	$(88,580,781)	(98%)

Revenue

During the years ended December 31, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

	Years Ended
	December 31,
	2022	2021	Change	%
General and administrative	$144,786	$386,504	$(241,718)	(63%)
Professional fee	177,530	130,434	47,096	36%
Compensation and payroll taxes	328,854	679,873	(351,019)	(52%)
Total operating expenses	$651,170	$1,196,811	$(545,641)	(46%)

Compensation and payroll taxes decreased by $351,019, during the year ended December 31, 2022 as compared to 2021. The decrease in compensation expense in the current period is primarily due to reductions in employees’ payroll and stock based compensation. Professional fees increased by $47,096 during the year ended December 31, 2022 as compared to the same period in 2021 primarily due to increases in legal and consulting fees. General and administrative expenses decreased by $241,718 during the year ended December 31, 2022 as compared to 2021. The decrease in general and administrative expenses is primarily due to decreases in marketing and software expenses.

Other Income (Expense)

	Years Ended
	December 31,
	2022	2021	Change	%
Interest expense	$(442,394)	$(546,062)	$103,668	(19%)
Gain on settlement of debt	87,062	907	86,155	9499%
Change in fair value of derivative liability	3,188,602	92,504,847	(89,316,245)	(97%)
Total other income (expense)	$2,833,270	$91,959,692	$(89,126,422)	(97%)

The decrease in other income was primarily due to the change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	December 31,	December 31,
	2022	2021	Change	%
Cash	$210,508	$966,682	$(756,174)	(78%)
Current assets	$404,696	$1,159,724	$(755,028)	(65%)
Current liabilities	$2,987,958	$6,541,729	$(3,553,771)	(54%)
Working capital deficiency	$(2,583,262)	$(5,382,005)	$2,798,743	(52%)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net income of $2,182,100 and $90,762,881 for the years ended December 31, 2022 and 2021, respectively. The Company also has an accumulated deficit of $36,700,394 and negative working capital of $2,583,262 as of December 31, 2022, as well as outstanding convertible notes payable of $538,256.

As of December 31, 2022, the net income and working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $1.76 million, for the valuation of the discounted variable-rate conversion features on our convertible notes. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 6 and 8 in our financial statements, as they are disclosed elsewhere in this report.

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

Management is attempting to raise additional capital via equity and debt offerings to sustain operations until it can market its services and achieve profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows

	Years Ended
	December 31,
	2022	2021	Change	%
Cash used in operating activities	$(659,746)	$(900,934)	$241,188	(27%)
Cash used in investing activities	$(54,428)	$(7,500)	$(46,928)	626%
Cash (used in) provided by financing activities	$(42,000)	$1,813,544	$(1,855,544)	(102%)
Cash and cash equivalents on hand	$210,508	$966,682	$(756,174)	(78%)

Operating activities

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $659,746 and $900,934, respectively. During the year ended December 31, 2022, we generated a net income of $2,182,100, which included significant non-cash expenses of $331,204 in debt discount amortization, $9,100 in stock-based compensation, gain on settlement of debt of $87,062, $6,350 in equipment amortization, and gain of $3,188,602 in change in fair value of derivative liabilities, as well as $87,164 in changes in operating assets and liabilities. During the year ended December 31, 2021, we generated a net income of $90,762,881, which included significant non-cash expenses of $430,868 in debt discount amortization, $253,183 in stock issued for compensation, gain on settlement of debt of $907, and gain of $92,504,847 in change in fair value of derivative liabilities, as well as $157,888 in changes in operating assets and liabilities.

Investing activities

During the year ended December 31, 2022, we purchased equipment and software for $54,428.

During the year ended December 31, 2021, net cash used in investing activities was from $7,500 in advances to a related party.

Financing activities

During the year ended December 31, 2022, net cash used in financing activities was $42,000, which consisted of $12,000 paid on convertible notes principal, $100,000 paid on notes payable principal and $70,000 in proceeds from issuance of convertible notes payable.

Net cash provided by financing activities for the year ended December 31, 2021 was $1,813,544, which consisted of $455,000 in proceeds from convertible notes payable, $1,247,950 from proceeds from issuance of common stock, $195,000 in proceeds from notes payable and ($84,406) in payment to settle debt.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP.” The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our financial statements.

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation, uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operation. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 2 of Notes to the Financial Statements.

Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The valuation of derivative liabilities involves assumptions and estimates that are subject to uncertainty, such as the calculation of the Black Scholes volatility input.  Volatility is primarily a function of the Company’s fluctuating common stock price, which is readily available.  The Company cannot predict the extent to which the historical volatility of the Company’s common stock is indicative of future performance or valuation.

Stock-based Compensation

The Company issues stock, options and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees and non-employees in accordance ASC 718. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Options and warrants issued as compensation are often subject to Black Scholes pricing, which embodies the estimates and uncertainties mentioned under ‘Derivative Liability’ above.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods, the estimation of which is subject to uncertainties regarding the Company’s ability to successfully implement its business plan and generate sufficient revenues.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2022 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO - 2013). Based on this evaluation, management concluded that, as of December 31, 2022, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based on the evaluation the effectiveness of our internal control, management identified the following material weaknesses:

•	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.
•	Lack of Audit Committee: We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our business and affairs are organized under the direction of our board of directors, which currently consists of three members.

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. Our executive officers are appointed by our Board and serve until their respective successors are elected and appointed and qualify until their earlier resignation or removal from office.

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date of Appointment
Richard Ziccardi	CFO and Director	56	5/11/20
Glenn Corso	Director	60	5/11/20
Joseph A. Cosio-Barron	CEO, President, CCO and Director	73	7/22/20

Richard Ziccardi - Chief Financial Officer, Board of Director

Mr. Ziccardi is a financial professional with over 30 years of experience in Banking, Insurance and Investments with a business focus on financial products. During his working career Mr. Ziccardi has held various roles including, but not limited to: Product Manager, LOB Controller, Chief of Staff, CAO, and Global Head of Revenue and RFP Pricing while supporting the servicing of Exchange Traded Funds, Mutual Funds, Hedge Funds, Private Equity, REITs and Variable Annuities. In these capacities, Mr. Ziccardi has worked on Mergers and Acquisition integrations, Client Profitability Modelling, Revenue Maximization, Sales and Client Engagement, New Product Development, Vendor Contract Negotiations, Efficiency and Expense Reduction Initiatives, Recruiting, Hiring, Training, Employee Engagement and Retention. From 2001 – 2020, Mr. Ziccardi was employed at the Bank of New York Mellon in various roles and titles including CAO and Managing Director, up to February 2020, Mr. Ziccardi was Global Head of Revenue Control - Asset Servicing. Mr. Ziccardi holds a Bachelor of Business Administration - Accounting - Hofstra University.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2022; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2022.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2022.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Position	Year	($)	($)	($)(1)	($)	($)	($)	($)

Albert Koenigsberg(2)	2022	-	-	-	-	-	-	-
Former CEO and President	2021	22,560	-	-	-	-	-	22,560

Joseph A. Cosio-Barron(3)	2022	150,000	-	-	-	-	-	150,000
CEO and President	2021	150,000	-	55,000	-	-	-	205,000

Richard Ziccardi(4)	2022	150,000	-	-	-	-	-	150,000
CFO and Treasurer	2021	150,000	-	46,667	-	-	-	196,667

20

 _________

(1)

For valuation purposes, the dollar amount shown is calculated based on the grant date fair value computed in accordance with FASB ASC Topic 718. The number of shares granted, the grant date, and the market price of such shares are set forth below.

(2)	Albert Koenigsberg had served as our Chief Executive Officer and President from April 15, 2020 to February 28, 2021.
(3)	Joseph A. Cosio-Barron has served as our Chief Executive Officer from February 28, 2021 through the present. Mr. Cosio-Barron was appointed a Director of the Board on July 27, 2020.
(4)	Richard Ziccardi has served as our Chief Financial Officer from October 9, 2020 through the present.

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

Director Summary Compensation Table

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2023, certain information with respect to the beneficial ownership of shares of our Common Stock by (i) each of our directors (including director nominees), (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock.

Name of Beneficial Owner(1)	Total Common Stock Shares Beneficially Owned	% of Common Stock Class(2)	Total Series A Preferred Shares Owned(3)	% of Series A Class(2)	Total Series C Preferred Shares Owned	% of Series C Class(2)	Total % of Beneficial Ownership(5)
Directors and Officers:
Glenn Corso, Director	2,125,000	0.28	-	-	4	20%	0.28%
Richard Ziccardi, CFO, Director	8,316,667	1.10	-	-	4	20%	1.10%
Joseph Cosio-Baron, CEO, President, CCO, Director	9,308,226	1.24	-	-	-	-	1.24%
All executive officers and directors as a group (3 persons)	19,749,893	2.62	-	-	-	40%
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

(2)	Based upon (i) 753,377,447 shares of Common Stock outstanding, (ii) 98,796 shares of Series A outstanding, and (iii) 20 shares of Series C outstanding as of March 31, 2023.

(3)	Each share of Series A Preferred Stock is entitled to no voting rights and each share of Series A Preferred Stock is convertible into one share of Common Stock.

(4)

Each share of Series C Preferred Stock are not convertible and has voting rights equal to four times the sum of total common stock shares issued and outstanding plus the total number of preferred series B, A and A-2 that are issued and outstanding.

(5)	Based on 753,476,263 shares calculated on fully diluted basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended December 31, 2022 or 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

There are 3 directors of which 1 is an independent director and 2 are officers, using the NASDAQ definition of independence.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022, and for fiscal year ended December 31, 2021, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit Fees	$26,500	$29,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees		-
Total Fees	$26,500	$29,600

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1) Financial Statements: See Index on page F-1 of this report

(2) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
3.3	By-Laws of the Company (incorporated by reference to Registration Statement on Form 8-A 12G filed November 30, 2017)
4.1	Description of Securities (incorporated by reference to Form 10-K filed April 15, 2021)
10.1	Letter agreement between the Company and BGR Government Affairs, LLC (incorporated by reference to Registration Statement on Form S-1 filed June 14, 2017)
10.2	Form of Share Exchange Agreement between the Company and shareholder of Las Vegas Railway Express, Inc. (incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2017)
10.3	Convertible note with East Shore Equities, LLC, dated June 2, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.4	Convertible note with Cardio Infrared Technologies, Inc., dated September 30, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.5	Convertible note with Power Up Lending Group LTD, dated November 1, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.6	Convertible note with EMA Financial, LLC, dated November 27, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.7	Convertible note with Adar Bays, LLC, dated December 18, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.8	Convertible note with Auctus Fund, LLC, dated December 20, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.9	Convertible note with Power Up Lending Group LTD, dated December 21, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.10	Employment agreement with Michael Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.11	Employment agreement with Wanda Witoslawski dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.12	Employment agreement with Joseph Cosio-Barron dated December 15, 2017 (incorporated by reference to Form 10-K filed April 2, 2018)
10.13	Convertible note with BGR Government Affairs, LLC, dated April 30, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.14	Convertible note with Albee There Too, LP, dated April 20, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.15	Convertible note with L2 Capital, LLC, dated April 17, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.16	Convertible note with GPL Ventures LLC, dated January 5, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.17	Convertible note with Power Up Lending Group LTD, dated November 14, 2018 (incorporated by reference to Form 10-K filed April 15, 2019)
10.18	Reseller Agreement, dated March 22, 2021, by and between GeoCommand, Inc. and Maptelligent, Inc (incorporated by reference to Form 8-K filed March 26, 2021)
10.19	Settlement Agreement, dated March 30, 2021, by and between GeoCommand, Inc., Albert Koenigsberg and Maptelligent, Inc. (incorporated by reference to Form 10-K filed April 15, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

_______

 *filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maptelligent, Inc.

Henderson, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Maptelligent, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2023

MAPTELLIGENT, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$210,508	$966,682
Prepaid expenses	1,146	-
Other receivables	193,042	193,042
Total current assets	404,696	1,159,724

Noncurrent assets
Equipment, net	48,078	-
Total Assets	$452,774	$1,159,724

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$5,402	$22,716
Accrued payroll	100,250	106,415
Accrued interest	247,858	151,709
Notes payable	340,000	384,708
Convertible notes payable	538,256	692,433
Derivative liability	1,756,192	5,159,248
Common stock payable	-	24,500
Total Current Liabilities	2,987,958	6,541,729

Total Liabilities	2,987,958	6,541,729

Stockholders' Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value 523,559,178 and 246,296,788 shares issued and outstanding, respectively	5,236	2,463
Additional paid in capital	34,159,973	33,498,025
Accumulated deficit	(36,700,394)	(38,882,494)
Total Stockholders' Deficit	(2,535,184)	(5,382,005)
Total Liabilities and Stockholders' Deficit	$452,774	$1,159,724

See accompanying notes to these audited financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2022	2021

Revenue	$-	$-

Operating expenses
General and administrative	144,786	386,504
Professional fees	177,530	130,434
Compensation and payroll taxes	328,854	679,873
Total operating expenses	651,170	1,196,811

Net loss from operations	(651,170)	(1,196,811)

Other income (expense)
Interest expense	(442,394)	(546,062)
Gain on change in fair value of derivative liability	3,188,602	92,504,847
Gain on settlement of debt	87,062	907
Total other income (expense)	2,833,270	91,959,692

Income before income taxes	2,182,100	90,762,881
Provision for income taxes	-	-
Net income	$2,182,100	$90,762,881

Basic income per Common Share	$0.01	$0.69
Diluted income per Common Share	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	382,160,349	132,026,785
Diluted weighted average number of common shares outstanding	3,563,690,139	782,023,527

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

							Additional		Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	98,796	$1	20	$-	23,712,522	$237	$23,709,863	$(129,645,375)	$(105,935,274)

Stock issued for cash	-	-	-	-	127,943,425	1,279	1,271,721	-	1,273,000
Stock issued for notes and interest conversion	-	-	-	-	72,372,320	724	6,215,995	-	6,216,719
Stock issued for settlement of debt - related party	-	-	-	-	1,281,787	13	1,873,727	-	1,873,740
Settlement of debt	-	-	-	-	-	-	173,746	-	173,746
Stock issued for compensation	-	-	-	-	6,150,000	62	68,438	-	68,500
Stock issued for compensation - related party	-	-	-	-	14,836,734	148	184,535	-	184,683
Net income	-	-	-	-		-	-	90,762,881	90,762,881
Balance - December 31, 2021	98,796	$1	20	$-	246,296,788	$2,463	$33,498,025	$(38,882,494)	$(5,382,005)

Stock issued for notes and interest conversion	-	-	-	-	272,187,390	2,722	258,217	-	260,939
Stock issued for accounts payable	-	-	-	-	225,000	2	1,798	-	1,800
Stock issued for compensation	-	-	-	-	2,450,000	25	8,675	-	8,700
Stock issued for stock payable	-	-	-	-	2,400,000	24	24,476	-	24,500
Relief of derivative liability on conversion of convertible notes	-	-	-	-	-	-	368,782	-	368,782
Net income	-	-	-	-		-	-	2,182,100	2,182,100
Balance - December 31, 2022	98,796	$1	20	$-	523,559,178	$5,236	$34,159,973	$(36,700,394)	$(2,535,184)

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,182,100	$90,762,881
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount	331,204	430,868
Amortization of equipment	6,350	-
Stock based compensation	9,100	253,183
Change in fair value of derivative liability	(3,188,602)	(92,504,847)
Gain on settlement of debt	(87,062)	(907)
Changes in operating assets and liabilities:
Accounts payable	(15,514)	4,676
Accrued payroll	(6,165)	7,413
Accrued interest	109,989	115,249
Prepaid expenses	(1,146)	-
Common stock payable	-	30,550
Net Cash used in Operating Activities	(659,746)	(900,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	-	(7,500)
Purchases of equipment	(54,428)	-
Net Cash used in Investing Activities	(54,428)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,247,950
Proceeds from convertible notes payable	70,000	455,000
Repayments on convertible notes payable	(12,000)	-
Debt to be settled	-	(84,406)
Proceeds from notes payable		195,000
Repayments on notes payable	(100,000)	-
Net Cash provided by Financing Activities	(42,000)	1,813,544

Net change in cash	(756,174)	905,110
Cash, beginning of period	966,682	61,572
Cash, end of period	$210,508	$966,682

Supplemental cash flow information
Cash paid for interest	$1,250	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$260,939	$6,216,719
Common stock issued for stock payable	$24,500	$19,000
Common stock issued for payment of accounts payable	$1,800	$-
Derivative liability recognized as debt discounts	$238,339	$281,533
Settlement of debt - related party	$-	$173,746
Stock issued for settlement of related party debt	$-	$1,873,740

See accompanying notes to these audited financial statements

MAPTELLIGENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company did not engage in any revenue-generating activities during the years ended December 31, 2022 and 2021.

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

Cash and Cash Equivalents:

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022 and 2021, the Company had $110,403 and $866,627 in cash, respectively, and $100,105 and $100,055 of cash equivalents.

Basic and Diluted Income (Loss) Per Share:

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2022 and 2021, the Company has not established a liability for uncertain tax positions.

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

During the years ended December 31, 2022 and 2021, the Company incurred $9,100 ($400 gain on settlement for $8,700 net) and $253,183, respectively, in stock-based compensation to employees and consultants, for which it issued 2,450,000 and 20,986,734, respectively, shares of common stock.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,756,192	$1,756,192

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$5,159,248	$5,159,248

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company used net cash in operating activities of $659,746 for the year ended December 31, 2022, and had an accumulated deficit of $36,700,394 and a negative working capital of $2,583,262 as of December 31, 2022. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - EQUIPMENT

December 31, 2022			December 31, 2021
Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
$50,753	$(5,921)	$44,832	$-	$-	$-
3,675	(429)	3,246
$54,428	$(6,350)	$48,078	$-	$-	$-

Depreciation expense for the years ending December 31, 2022 and 2021, was $6,350 and $0, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable

As of December 31, 2022 and 2021, the Company has notes payable as follows:

	December 31,	December 31,
	2022	2021

Notes payable	$340,000	$440,000
	340,000	440,000
Less debt discount	-	(55,292)
Total outstanding notes payable	$340,000	$384,708

During the years ended December 31, 2022 and 2021, the Company made repayments of $100,000 and $0, respectively, recorded debt discount amortization of $55,292 and $111,886, respectively, and interest expense of $50,170 and $49,907, respectively. As of December 31, 2022 and 2021, the Company had accrued interest of $101,668 and $51,498, respectively.

Notes payable issued in Fiscal year 2020

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note (“Initial Note”) was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the Initial Note and recorded $25,000 as debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant (“Warrant”) to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Warrant contains a cashless exercise provision and expires on the fifth anniversary of the Warrant’s issuance date. The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 as debt discount. During the year ended December 31, 2020, the Company recorded amortization of discount of $6,755. Any amount of Principal or Interest on the Initial Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Initial Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023. As of December 31, 2022 the October payment was made, the December scheduled payment was not made and the Note is in default.

Notes payable issued in Fiscal year 2021

On February 10, 2021, the second note payable (“Second Note”), as part of the Securities Purchase Agreement entered into on the Closing Date was issued. The Second Note has an interest rate of 12% per annum and a maturity date of August 10, 2022. The Company received $195,000 and recorded $25,000 as debt discount. In addition, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $31,533 as debt discount. During the year ended December 31, 2021, on the two notes the Company recorded total amortization of debt discount of $111,886. Any amount of Principal or Interest on the Second Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Second Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023. As of December 31, 2022 the October payment was made, the December scheduled payment was not made and the Note is in default.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable as follows:

	December 31,	December 31,
	2022	2021

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated September 30, 2017, bearing 10% interest, payable on demand	-	12,000
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	33,249	33,249
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	200,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	50,000
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	100,000
Promissory note, dated August 2, 2021, bearing interest of 10% annually, payable on August 2, 2022	-	53,750
Promissory note, dated August 30, 2021, bearing interest of 10% annually, payable on August 30, 2022	-	38,750
Promissory note, dated October 14, 2021, bearing interest of 10% annually, payable on October 14, 2022	-	43,750
Promissory note, dated November 8, 2021, bearing interest of 10% annually, payable on November 8, 2022	-	43,750
Promissory note, dated December 27, 2021, bearing interest of 10% annually, payable on December 27, 2022	-	43,750
Promissory note, dated April 29, 2022, bearing interest of 10% annually, payable on April 29, 2023	12,750	-
Promissory note, dated July 14, 2022, bearing interest of 10% annually, payable on July 14, 2023	39,250	-
Convertible notes before debt discount	553,509	737,259
Less debt discount	(15,253)	(44,826)
Total outstanding convertible notes payable	$538,256	$692,433

During the years ended December 31, 2022 and 2021, the Company made principal payments of $12,000 and $0, respectively, and recognized interest expense of $61,070 and $49,907 and amortization of debt discount, included in interest expense, of $275,912 and $318,982, respectively.

During the year ended December 31, 2022 and 2021 we had $2,651 and $0, respectively, of accrued interest recorded as a gain on settlement of debt. As of December 31, 2022 and 2021, the Company recorded accrued interest of $146,190 and $100,210, respectively.

Conversion

During the year ended December 31, 2022, the Company converted convertible note principal of $249,750 and accrued interest of $11,189 for total debt of $260,939 into 272,187,390 shares of common stock. The corresponding derivative liabilities at the dates of conversion of $452,793, of which $84,011 was included in gain on settlement of debt in the statement of operations and statement of cash flows, were settled through additional paid in capital.

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

•	Notes are currently in default. Default interest rates are 24%.

Promissory Notes - Issued in fiscal year 2020

During the year ended December 31, 2020, the Company issued a note of $100,000 with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.40 or b) 50% of the lowest Trading Price during 20 trading days

During the year ended December 31, 2021, the Company issued an additional tranche of $100,000.

Promissory Notes - Issued in fiscal year 2021

During the year ended December 31, 2021, the Company issued a total of $373,750 in notes with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is the lesser of a) $0.10 or b) 50% of the lowest Trading Price during 20 trading days or Conversion price is 65% of the lowest Trading Price during 10 trading days.

The notes include original issue discounts and financing costs of $18,750 and the Company received cash of $355,000.

Promissory Notes - Issued in fiscal year 2022

During the year ended December 31, 2022, the Company issued a total of $78,000 in notes with the following terms:

•	Term is 12 months.
•	Annual interest rate of 10%.
•	Convertible at the option of the holders at issuance.
•	Conversion price is 65% of the lowest Trading Price during 10 trading days.

The notes include original issue discounts and financing costs of $8,000 and the Company received cash of $70,000.

Derivative liabilities

The Company determined that the exercise feature of the warrants met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcates the embedded conversion option in the notes once the notes become convertible and account for it as a derivative liability. The fair value of the warrants was recorded as a debt discount being amortized to interest expense over the term of the note.

The Company assessed its convertible notes in accordance with ASC 815 and determined there were derivative liabilities associated with the convertible notes when they become convertible.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2022 amounted to $305,707. $238,339 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $67,368 was recognized as a “day 1” derivative loss. The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2021 amounted to $606,699. $250,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $356,699 was recognized as a “day 1” derivative loss.

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

The following summarizes the Company’s warrant activity:

		Weighted average	Weighted average
	Warrants	exercise price	remaining life (Year)
Outstanding - December 31, 2020	146,667	$1.50	4.95

Granted	146,667	1.50	5.00
Outstanding - December 31, 2021	293,334	$1.50	4.03

Granted	-	-	-
Outstanding - December 31, 2022	293,334	$1.50	3.03

The intrinsic value of the warrants as of December 31, 2022 is $0. All of the outstanding warrants are exercisable as of December 31, 2022.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Expected life in years	0.82 - 3.37 years	0.12 - 5 years
Stock price volatility	161% - 1,007%	135% - 1,456%
Discount rate	0.97% - 4.25%	0.04% - 1.26%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$102,361,488

Addition of new derivatives recognized as debt discounts	281,533
Addition of new derivatives recognized as loss on derivatives	356,699
Settled upon conversion of debt	(4,978,926)
Gain on change in fair value of the derivative	(92,861,546)
Balance - December 31, 2021	$5,159,248

Addition of new derivatives recognized as debt discounts	238,339
Addition of new derivatives recognized as loss on derivatives	67,368
Settled upon conversion of debt	(452,793)
Gain on change in fair value of the derivative	(3,255,970)
Balance - December 31, 2022	$1,756,192

The aggregate gain on derivatives was as follows:

	December 31,	December 31,
	2022	2021
Addition of new derivatives recognized as loss on derivatives	$67,368	$356,699
Change in fair value of the derivative	(3,255,970)	(92,861,546)
Net aggregate gain	$(3,188,602)	$(92,504,847)

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

On or about December 30, 2022, the Company was successful in obtaining a judgment against Geocommand, solely, for the principal sum of $43,500 plus interest and fees of $13,821 for total judgment of $57,321.  Due to the inherent uncertainties in litigation proceedings, the Company will recognize the income from the judgment once the proceeds are received, in accordance with ASC 450, Contingencies. While the Company believes it will prevail in the Koenigsberg portion of the case before the court, no assurances can be made as to the final outcome.

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

Preferred A Stock

As of December 31, 2022 and 2021, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of December 31, 2022 and 2021, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the year ended December 31, 2022, the Company issued 277,262,390 common shares as follows:

•	272,187,390 shares of common stock for conversion of debt of $260,939.
•	4,850,000 shares of common stock for current year compensation (2,450,000 shares) of $8,700 and stock payable for prior year compensation (2,400,000 shares) of $24,500.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

Stock Payable

As of December 31, 2022 and 2021, the Company reported stock payable of $0 and $24,500, respectively, which is 0 and 2,400,000 shares to be issued, respectively.

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

	Years Ended
	December 31,
	2022	2021
Numerator:
Net income (loss)	$2,182,100	$90,762,881
(Gain) loss on change in fair value of derivatives	(3,188,602)	(92,504,847)
Interest on convertible debt	61,070	65,342
Net income (loss) - diluted	$(945,432)	$(1,676,624)

Denominator:
Weighted average common shares outstanding	382,160,349	132,026,785
Effect of dilutive shares	3,181,529,790	649,996,742
Diluted	3,563,690,139	782,023,527

Net income (loss) per common share:
Basic	$0.01	$0.69
Diluted	$(0.00)	$(0.00)

For the years ended December 31, 2022 and 2021, the convertible instruments and warrants are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 12 - INCOME TAXES

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2022 and 2021, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of December 31, 2022 or 2021. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $16 million, which may be available to offset future taxable income for tax purposes. This carry forward may be limited upon the ownership change under IRC Section 382.

The Components of the deferred tax asset at December 31, 2022 and 2021 are as follows:

	2022	2021
Net Operating loss carry forward	$3,304,000	$3,164,000
Valuation allowance	(3,304,000)	(3,164,000)
Total deferred tax asset	$-	$-

A reconciliation of the effective Federal tax expense to the amount derived by applying the Federal Statutory rate to pretax loss for 2022 and 2021:

	2022	2021
Pretax loss(income) at Federal Statutory rate of 21%	$(458,000)	$(19,060,000)
Non-deductible differences	598,000	19,282,000
Change in valuation allowance	(140,000)	(222,000)
Net tax expense (benefit)	$-	$-

The tax years from 2015 forward are open for examination by the Internal Revenue Service.

NOTE 13 – OTHER RECEIVABLES

During the year ended December 31, 2020 the Company issued 4,835,420 shares of commons stock for $716,242, of which the Company received cash of $467,900 and a promissory note receivable from a former officer of $248,342. During the year ended December 31, 2020, $11,600 was transferred to the Company, $78,479 was used for payments of operating expenses, and $6,221 was used to settle debt with former related parties. As of December 31, 2022 and 2021, the former officer was not considered a related party and the Company recorded a note receivable of $152,042, which is due on demand and bears no interest.

As of December 31, 2022 and 2021, the Company had a short-term loan due from a former related party of $41,000 and $41,000, respectively. The short-term loan is non-bearing interest and due on demand.

	December 31,	December 31,
	2022	2021
Note receivable	$152,042	$152,042
Short-term loan receivable, net	41,000	41,000
Total other receivables	$193,042	$193,042

NOTE 14 - SUBSEQUENT EVENTS

The Company analyzed events occurring subsequent to December 31, 2022 through the date these financial statements were issued and noted the following items requiring disclosure:

On January 19, 2023, $6,150 of principle of a convertible note was converted at $0.00026 to 23,653,846 common shares.

On January 25, 2023, $6,600 of principle of a convertible note was converted at $0.00026 to 25,384,615 common shares.

On January 31, 2023, $1,937.50 of interest of a convertible note was converted at $0.00026 to 7,451,923 common shares.

On February 01, 2023, $6,750 of principle of a convertible note was converted at $0.00026 to 25,961,539 common shares.

On February 07, 2023, $6,760 of principle of a convertible note was converted at $0.00026 to 26,000,000 common shares.

On February 14, 2023, $6,760 of principle of a convertible note was converted at $0.00026 to 26,000,000 common shares.

On February 22, 2023, $8,100 of principle of a convertible note was converted at $0.00026 to 31,153,846 common shares.

On March 01, 2023, $6,300 of principle of a convertible note was converted at $0.00020 to 31,500,000 common shares.

On March 08, 2023, $4,580 of principle and $1,962 interest of a convertible note was converted at $0.00020 to 32,712,500 common shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPTELLIGENT, INC.

By:	/s/ Joseph Cosio-Barron
Joseph Cosio-Barron
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Joseph Cosio-Barron	Chief Executive Officer, President	March 31, 2023
Joseph Cosio-Barron	and Director (principal executive officer)

/s/ Richard Ziccardi	Chief Financial Officer	March 31, 2023
Richard Ziccardi	(principal financial and accounting officer)

/s/Glenn Corso	Chairman of the Board	March 31, 2023
Glenn Corso

26