Form 10-Q
period 2023-03-31
MAPTELLIGENT, INC.
filed 2023-05-15
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of outstanding shares of common stock as of May 15, 2023 was 753,377,447.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$72,956	$210,508
Prepaid expenses	458	1,146
Other receivables	193,042	193,042
Total current assets	266,456	404,696

Noncurrent assets
Equipment, net	45,357	48,078
Total Assets	$311,813	$452,774

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$20,571	$5,402
Accrued payroll	100,250	100,250
Accrued interest	266,483	247,858
Notes payable	340,000	340,000
Convertible notes payable	501,509	538,256
Derivative liability	2,822,096	1,756,192
Total Current Liabilities	4,050,909	2,987,958

Total Liabilities	4,050,909	2,987,958

Stockholders’ Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value 753,377,447 and 523,559,178 shares issued and outstanding, respectively	7,534	5,236
Additional paid in capital	34,311,026	34,159,973
Accumulated deficit	(38,057,657)	(36,700,394)
Total Stockholders’ Deficit	(3,739,096)	(2,535,184)
Total Liabilities and Stockholders’ Deficit	$311,813	$452,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$-	$-

Operating expenses
General and administrative	27,455	40,219
Professional fees	47,036	53,825
Compensation and payroll taxes	81,844	74,781
Total operating expenses	156,335	168,825

Net loss from operations	(156,335)	(168,825)

Other income (expense)
Interest expense	(63,948)	(95,327)
Gain (loss) on change in fair value of derivative liability	(1,136,980)	1,870,464
Gain on settlement of debt	-	86,662
Total other income (expense)	(1,200,928)	1,861,799

Income before income taxes	(1,357,263)	1,692,974
Provision for income taxes	-	-
Net income (loss)	$(1,357,263)	$1,692,974

Basic income per Common Share	$(0.00)	$0.01
Diluted income per Common Share	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	644,065,845	254,660,918
Diluted weighted average number of common shares outstanding	6,557,246,929	1,055,952,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Series A		Series C				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	98,796	$1	20	$-	523,559,178	$5,236	$34,159,973	$(36,700,394)	$(2,535,184)

Stock issued for notes and interest conversion	-	-	-	-	229,818,269	2,298	53,603	-	55,901
Relief of derivative liability on conversion of convertible notes	-	-	-	-	-	-	97,450	-	97,450
Net loss	-	-	-	-	-	-	-	(1,357,263)	(1,357,263)
Balance - March 31, 2023	98,796	$1	20	$-	753,377,447	$7,534	$34,311,026	$(38,057,657)	$(3,739,096)

	Series A		Series C				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	98,796	$1	20	$-	246,296,788	$2,463	$33,498,025	$(38,882,494)	$(5,382,005)

Stock issued for notes and interest conversion	-	-	-	-	23,100,476	231	56,207	-	56,438
Stock issued for accounts payable	-	-	-	-	225,000	2	1,798	-	1,800
Stock issued for stock payable	-	-	-	-	2,000,000	20	20,480	-	20,500
Net income	-	-	-	-	-	-	-	1,692,974	1,692,974
Balance - March 31, 2022	98,796	$1	20	$-	271,622,264	$2,716	$33,576,510	$(37,189,520)	$(3,610,293)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,357,263)	$1,692,974
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	41,627	65,074
Depreciation of equipment	2,721	-
Common stock issued for compensation	-	7,200
Change in fair value of derivative liability	1,136,980	(1,870,464)
Gain on settlement of debt	-	(86,662)
Changes in operating assets and liabilities:
Accounts payable	15,169	(854)
Accrued interest	22,526	29,015
Prepaid expenses	688	-
Net Cash used in Operating Activities	(137,552)	(163,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on convertible notes payable	-	(12,000)
Net Cash used in Financing Activities	-	(12,000)

Net change in cash	(137,552)	(175,717)
Cash, beginning of period	210,508	966,682
Cash, end of period	$72,956	$790,965

Supplemental cash flow information
Cash paid for interest	$-	$1,250
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$55,901	$56,438
Common stock issued for stock payable	$-	$20,500
Common stock issued for payment of accounts payable	$-	$1,800
Derivative liability recognized as debt discounts	$26,374	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Maptelligent, Inc., (the “Company”) are condensed and have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level, measured at fair value on a recurring basis:

March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$2,822,096	$2,822,096

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,756,192	$1,756,192

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company used net cash in operating activities of $137,552 for the three months ended March 31, 2023, and had an accumulated deficit of $38,057,657 and a negative working capital of $3,784,453 as of March 31, 2023. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - EQUIPMENT

	March 31, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$50,753	$(8,459)	$42,294	$50,753	$(5,921)	$44,832
Software	3,675	(612)	3,063	3,675	(429)	3,246
Total equipment	$54,428	$(9,071)	$45,357	$54,428	$(6,350)	$48,078

Depreciation expense for the three months ending March 31, 2023 and 2022, was $2,721 and $0, respectively.

NOTE 5 - NOTES PAYABLE

The Company has notes payable as follows:

	March 31,	December 31,
	2023	2022
Notes payable	$340,000	$340,000
	340,000	340,000
Less debt discount	-	-
Total outstanding notes payable	$340,000	$340,000

During the three months ended March 31, 2023 and 2022, the Company recorded debt discount amortization of $0 and $28,635, respectively, and interest expense of $10,060 and $13,020, respectively. As of March 31, 2023 and December 31, 2022, the Company had accrued interest of $111,728 and $101,668, respectively.

Notes payable issued in Fiscal year 2020

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note (“Initial Note”) was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the Initial Note and recorded $25,000 as debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant (“Warrant”) to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Warrant contains a cashless exercise provision and expires on the fifth anniversary of the Warrant’s issuance date. The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 as debt discount. During the year ended December 31, 2020, the Company recorded amortization of discount of $6,755. Any amount of Principal or Interest on the Initial Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Initial Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of March 31, 2023 the October scheduled payment was made, the December and March scheduled payments were not made and the Note is in default.

Notes payable issued in Fiscal year 2021

On February 10, 2021, the second note payable (“Second Note”), as part of the Securities Purchase Agreement entered into on the Closing Date was issued. The Second Note has an interest rate of 12% per annum and a maturity date of August 10, 2022. The Company received $195,000 and recorded $25,000 as debt discount. In addition, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $31,533 as debt discount. During the year ended December 31, 2021, on the two notes the Company recorded total amortization of debt discount of $111,886. Any amount of Principal or Interest on the Second Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Second Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of March 31, 2023 the October scheduled payment was made, the December and March scheduled payments were not made and the Note is in default.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable as follows:

	March 31,	December 31,
	2023	2022

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	33,249	33,249
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	200,000	200,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	50,000	50,000
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	100,000	100,000
Promissory note, dated April 29, 2022, bearing interest of 10% annually, payable on April 29, 2023	-	12,750
Promissory note, dated July 14, 2022, bearing interest of 10% annually, payable on July 14, 2023	-	39,250
Convertible notes before debt discount	501,509	553,509
Less debt discount	-	(15,253)
Total outstanding convertible notes payable	$501,509	$538,256

During the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $12,464 and $17,245 and amortization of debt discount, included in interest expense, of $41,627 and $36,439, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded accrued interest of $154,753 and $146,190, respectively.

Conversion

During the three months ended March 31, 2023, the Company converted convertible note principal of $52,000 and accrued interest of $3,901 for total debt of $55,901 into 229,818,269 shares of common stock. The corresponding derivative liabilities at the dates of conversion of $97,450, was settled through additional paid in capital.

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

The Company assessed its convertible notes in accordance with ASC 815 and determined the were derivative liabilities associated with the convertible notes.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for the note that became convertible for the three months ended March 31, 2023 amounted to $26,374 and was recognized as a debt discount to the notes. The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2022 amounted to $305,707. $238,339 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $67,368 was recognized as a “day 1” derivative loss.

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

The following summarizes the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining life (Year)
Outstanding - December 31, 2021	293,334	$1.50	4.03

Granted	-	-	-
Outstanding - December 31, 2022	293,334	$1.50	3.03

Granted	-	-	-
Outstanding - March 31, 2023	293,334	$1.50	2.78

The intrinsic value of the warrants as of March 31, 2023 is $0. All of the outstanding warrants are exercisable as of March 31, 2023.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2023	2022
Expected life in years	0.75 - 2.87 years	0.82 - 3.37 years
Stock price volatility	308% - 498%	161% - 1007%
Discount rate	4.64%	0.97% - 4.25%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$5,159,248

Addition of new derivatives recognized as debt discounts	238,339
Addition of new derivatives recognized as loss on derivatives	67,368
Settled upon conversion of debt	(452,793)
Gain on change in fair value of the derivative	(3,255,970)
Balance - December 31, 2022	$1,756,192

Addition of new derivatives recognized as debt discounts	26,374
Addition of new derivatives recognized as loss on derivatives	-
Settled upon conversion of debt	(97,450)
Gain on change in fair value of the derivative	1,136,980
Balance - March 31, 2023	$2,822,096

The aggregate (gain) loss on derivatives was as follows:

	March 31,	March 31,
	2023	2022
Addition of new derivatives recognized as loss on derivatives	$-	$-
Change in fair value of the derivative	1,136,980	(1,870,464)
	$1,136,980	$(1,870,464)

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

Litigation

On July 15, 2022, the Company filed a lawsuit with the Eight Circuit District Court in Clark County, Nevada, naming Albert Koenigsberg and Geocommand, Inc. as defendants. The Company sought relief for breach of contract, breach of the covenant of good faith and fair dealing, conversion, unjust enrichment, and breach of fiduciary duty. The Company’s allegations included, among other claims, that Mr. Koenigsberg, during his prior time as an executive of the Company, utilized unauthorized funds, entered into improper agreements, and unaccounted for the Company’s finances. On or about December 30, 2022, the Company was successful in obtaining a total judgment of $57,320.94 against Geocommand, solely, with interest continuing to accrue until paid in full, as follows:

1)	The principal sum of $43,500;
2)

Interest calculated at 6.75% on the principal amount from the date of service of the Complaint, August 11, 2022, until this judgment is paid in full, calculated at $8.05 per day, which amounts to $1,867.60 through March 31, 2023, which amount continues to accrue unless and until paid in full; and

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

As of the date of this Quarterly Report on Form 10-Q, except as set forth herein, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

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

Preferred A Stock

As of March 31, 2023 and December 31, 2022, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of March 31, 2023 and December 31, 2022, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the three months ended March 31, 2023, the Company issued 229,818,269 common shares for conversion of debt of $55,901.

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

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss)	$(1,357,263)	$1,692,974
(Gain) loss on change in fair value of derivatives	1,136,980	(1,870,464)
Interest on convertible debt	12,464	17,245
Net income (loss) - diluted	$(207,819)	$(160,245)

Denominator:
Weighted average common shares outstanding	644,065,845	254,660,918
Effect of dilutive shares	5,913,181,084	801,291,914
Diluted	6,557,246,929	1,055,952,832

Net income (loss) per common share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)

For the three months ended March 31, 2023 and 2022, the convertible instruments and warrants are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 12 - SUBSEQUENT EVENTS

The Company analyzed events occurring subsequent to March 31, 2023 through the date these financial statements were issued and noted no items requiring disclosure.

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

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended December 31, 2022 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

Results of Operations

The following are the results of our continuing operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	Change	%
Revenue	$-	$-	$-	-

Operating expense	156,335	168,825	(12,490)	(7%)
Other income (expense)	(1,200,928)	1,861,799	(3,062,727)	(165%)
Net income (loss)	$(1,357,263)	$1,692,974	$(3,050,237)	(180%)

Revenue

During the three months ended March 31, 2023 and 2022, the Company did not generate any revenue.

Operating Expenses

	Three Months Ended
	March 31,
	2023	2022	Change	%

General and administrative	$27,455	$40,219	$(12,764)	(32%)
Professional fee	47,036	53,825	(6,789)	(13%)
Compensation and payroll taxes	81,844	74,781	7,063	9%
Total operating expenses	$156,335	$168,825	$(12,490)	(7%)

Compensation and payroll taxes increased by $7,063, during the three months ended March 31, 2023 as compared to 2022. The increase in compensation expense in the current period is primarily due to part-time employees’ payroll. Professional fees decreased by $6,789 during the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to a decreases in consulting fees. General and administrative expenses decreased by $12,764 during the three months ended March 31, 2023 as compared to 2022. The decrease in general and administrative expenses is primarily due to decreases in marketing expenses.

Other Income (Expense)

	Three Months Ended
	March 31,
	2023	2022	Change	%

Interest expense	$(63,948)	$(95,327)	$31,379	(33%)
Gain on settlement of debt	-	86,662	(86,662)	(100%)
Change in fair value of derivative liability	(1,136,980)	1,870,464	(3,007,444)	(161%)
Total other income (expense)	$(1,200,928)	$1,861,799	$(3,062,727)	(165%)

The decrease in other income was primarily due to the change in fair value of derivative liability, from an accounting estimate primarily from the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	March 31,	December 31,
	2023	2022	Change	%
Cash	$72,956	$210,508	$(137,552)	(65%)

Current assets	$266,456	$404,696	$(138,240)	(34%)
Current liabilities	$4,050,909	$2,987,958	$1,062,951	36%
Working capital deficiency	$(3,784,453)	$(2,583,262)	$(1,201,191)	46%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net loss of $1,357,263 and net income of $1,692,974 for the three months ended March 31, 2023 and 2022, respectively. The Company also has an accumulated deficit of $38,057,657 and negative working capital of $3,784,453 as of March 31, 2023, as well as outstanding convertible notes payable of $501,509.

As of March 31, 2023, the working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $2.82 million, for the valuation of the discounted variable-rate conversion features on our convertible notes. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 6 and 8 in our financial statements, as they are disclosed elsewhere in this report.

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

Cash Flows

	Three Months Ended
	March 31,
	2023	2022	Change	%
Cash used in operating activities	$(137,552)	$(163,717)	$26,165	(16%)
Cash used in investing activities	$-	$-	$-	-
Cash provided by financing activities	$-	$(12,000)	$12,000	(100%)
Cash and cash equivalents on hand	$72,956	$790,965	$(718,009)	(91%)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $137,552 and $163,717, respectively. During the three months ended March 31, 2023, we generated a net loss of $1,357,263, which included significant non-cash expenses of $41,627 in debt discount amortization, $2,721 in equipment amortization, and loss of $1,136,980 in change in fair value of derivative liabilities, as well as $38,383 in changes in operating assets and liabilities.  During the three months ended March 31, 2022, we generated a net income of $1,692,974, which included significant non-cash expenses of $65,074 in debt discount amortization, $7,200 in stock -based compensation, gain on settlement of debt of $86,662, and gain of $1,870,464 in change in fair value of derivative liabilities, as well as $28,161 in changes in operating assets and liabilities.

Investing activities

During the three months ended March 31, 2023 and 2022, we did not have any cash flows from investing activities.

Financing activities

During the three months ended March 31, 2023 we did not have any cash flows from financing activities. During the three months ended March 31, 2022 net cash used in financing activities was $12,000 paid on convertible notes principal.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending March 31, 2023 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2)

Interest calculated at 6.75% on the principal amount from the date of service of the Complaint, August 11, 2022, until this judgment is paid in full, calculated at $8.05 per day, which amounts to $1,867.60 through March 31, 2023, which amount continues to accrue unless and until paid in full; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	229,818,269 shares of common stock for conversion of debt of $55,901.

Item 3. Default Upon Senior Securities

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regards to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $440,000. During the quarter ended March 31, 2023, or in the subsequent period through the date of this report, the Company entered into default on the following debt agreements:

•

principal amount of $220,000 related to securities purchase agreement entered into on December 10, 2020, for failure to pay principal and interest when due. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Initial Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of March 31, 2023 the October scheduled payment was made, the December and March scheduled payments were not made.

•

principal amount of $220,000 related to securities purchase agreement entered into on December 10, 2020, issued on February 10, 2021, for failure to pay principal and interest when due. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Second Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of March 31, 2023 the October scheduled payment was made, the December and March scheduled payments were not made.

The parties are in communication and are working diligently to resolve the pending default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

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

Date: May 15, 2023	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

