Form 10-Q
period 2023-09-30
MAPTELLIGENT, INC.
filed 2023-12-27
CIK 1697935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of outstanding shares of common stock as of December 27, 2023 was 792,627,447.

MAPTELLIGENT, INC.

PART I FINANCIAL INFORMATION

MAPTELLIGENT, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$100	$210,508
Prepaid expenses	-	1,146
Other receivables	193,042	193,042
Total current assets	193,142	404,696

Noncurrent assets
Equipment, net	39,914	48,078
Total Assets	$233,056	$452,774

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$113,512	$5,402
Accrued payroll	100,250	100,250
Accrued interest	202,053	247,858
Accrued interest - related parties	708	-
Convertible notes payable to related parties	103,200	-
Notes payable	340,000	340,000
Convertible notes payable	118,260	538,256
Derivative liability	512,035	1,756,192
Total Current Liabilities	1,490,018	2,987,958

Total Liabilities	1,490,018	2,987,958

Stockholders' Deficit
Preferred stock: 2,011,000 authorized; $0.00001 par value;
Preferred A, 1,000,000 shares designated, 98,796 shares issued and outstanding	1	1
Preferred C, 1,000 shares designated, 20 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.00001 par value 792,627,447 and 523,559,178 shares issued and outstanding, respectively	7,927	5,236
Additional paid in capital	34,321,510	34,159,973
Accumulated deficit	(35,586,400)	(36,700,394)
Total Stockholders' Deficit	(1,256,962)	(2,535,184)
Total Liabilities and Stockholders' Deficit	$233,056	$452,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	36,322	38,247	103,470	112,130
Professional fees	33,040	37,441	109,382	143,240
Compensation and payroll taxes	69,663	84,329	229,258	243,139
Total operating expenses	139,025	160,017	442,110	498,509

Net loss from operations	(139,025)	(160,017)	(442,110)	(498,509)

Other income (expense)
Interest expense	(14,202)	(34,556)	(91,496)	(187,403)
Gain (loss) on change in fair value of derivative liability	89,803	(145,003)	(1,102,744)	3,446,963
Gain on settlement of debt	-	400	2,750,344	87,062
Total other income (expense)	75,601	(179,159)	1,556,104	3,346,622

Income before income taxes	(63,424)	(339,176)	1,113,994	2,848,113
Provision for income taxes	-	-	-	-
Net income	$(63,424)	$(339,176)	$1,113,994	$2,848,113

Basic income per Common Share	$(0.00)	$(0.00)	$0.00	$0.01
Diluted income per Common Share	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic weighted average number of common shares outstanding	772,255,164	449,388,895	723,702,377	350,748,875
Diluted weighted average number of common shares outstanding	2,478,877,244	1,250,680,809	2,430,716,587	1,834,116,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	98,796	$1	20	$-	523,559,178	$5,236	$34,159,973	$(36,700,394)	$(2,535,184)

Stock issued for notes and interest conversion	-	-	-	-	229,818,269	2,298	53,603	-	55,901
Relief of derivative liability on conversion of convertible notes	-	-	-	-	-	-	97,450	-	97,450
Net income	-	-	-	-	-	-	-	(1,357,263)	(1,357,263)
Balance - March 31, 2023	98,796	$1	20	$-	753,377,447	$7,534	$34,311,026	$(38,057,657)	$(3,739,096)

Net income	-	-	-	-	-	-	-	2,534,681	2,534,681
Balance - June 30,2023	98,796	$1	20	$-	753,377,447	$7,534	$34,311,026	$(35,522,976)	$(1,204,415)

Stock issued for compensation - related party	-	-	-	-	39,250,000	393	10,484	-	10,877
Net loss	-	-	-	-	-	-	-	(63,424)	(63,424)
Balance - September 30, 2023	98,796	$1	20	$-	792,627,447	$7,927	$34,321,510	$(35,586,400)	$(1,256,962)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	98,796	$1	20	$-	246,296,788	$2,463	$33,498,025	$(38,882,494)	$(5,382,005)

Stock issued for notes and interest conversion	-	-	-	-	23,100,476	231	56,207	-	56,438
Stock issued for accounts payable	-	-	-	-	225,000	2	1,798	-	1,800
Stock issued for stock payable	-	-	-	-	2,000,000	20	20,480	-	20,500
Net income	-	-	-	-	-	-	-	1,692,974	1,692,974
Balance - March 31, 2022	98,796	$1	20	$-	271,622,264	$2,716	$33,576,510	$(37,189,520)	$(3,610,293)

Stock issued for notes and interest conversion	-	-	-	-	140,264,518	1,403	149,060	-	150,463
Stock issued for stock payable	-	-	-	-	2,550,000	26	12,224	-	12,250
Net income	-	-	-	-	-	-	-	1,494,315	1,494,315
Balance - June 30,2022	98,796	$1	20	$-	414,436,782	$4,145	$33,737,794	$(35,695,205)	$(1,953,265)

Stock issued for notes and interest conversion	-	-	-	-	38,940,972	389	27,649	-	28,038
Stock issued for compensation	-	-	-	-	300,000	3	447	-	450
Net loss	-	-	-	-	-	-	-	(339,176)	(339,176)
Balance - September 30, 2022	98,796	$1	20	$-	453,677,754	$4,537	$33,765,890	$(36,034,381)	$(2,263,953)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPTELLIGENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,113,994	$2,848,113
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount	41,627	101,617
Depreciation of equipment	8,164	3,628
Common stock issued for compensation	10,877	9,100
Change in fair value of derivative liability	1,102,744	(3,446,963)
Gain on settlement of debt	(2,750,344)	(87,062)
Changes in operating assets and liabilities:
Accounts payable	108,110	(4,031)
Accrued payroll	103,200	(1,943)
Accrued interest	49,366	84,572
Accrued interest - related parties	708	-
Prepaid expenses	1,146	(1,834)
Net Cash used in Operating Activities	(210,408)	(494,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(54,428)
Net Cash used in Investing Activities	-	(54,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	70,000
Repayments on convertible notes payable	-	(12,000)
Net Cash provided by Financing Activities	-	58,000

Net change in cash	(210,408)	(491,231)
Cash, beginning of period	210,508	966,682
Cash, end of period	$100	$475,451

Supplemental cash flow information
Cash paid for interest	$-	$1,250
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of notes payable and accrued interest to common stock	$55,901	$234,939
Common stock issued for stock payable	$-	$33,200
Common stock issued for payment of accounts payable	$-	$1,800
Derivative liability recognized as debt discounts	$26,374	$-
Relief of derivative liability on conversion of convertible notes	$97,450	$-
Convertible notes issued for wages	$103,200	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPTELLIGENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level, measured at fair value on a recurring basis:

September 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$512,035	$512,035

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,756,192	$1,756,192

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company used net cash in operating activities of $210,408 for the nine months ended September 30, 2023, and had an accumulated deficit of $35,586,400 and a negative working capital of $1,296,876 as of September 30, 2023. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - EQUIPMENT

	September 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$50,753	$(13,534)	$37,219	$50,753	$(5,921)	$44,832
Software	3,675	(980)	2,695	3,675	(429)	3,246
Total equipment	$54,428	$(14,514)	$39,914	$54,428	$(6,350)	$48,078

Depreciation expense for the nine months ending September 30, 2023 and 2022, was $8,164 and $3,628, respectively.

NOTE 5 - NOTES PAYABLE

The Company has notes payable as follows:

	September 30,	December 31,
	2023	2022

Notes payable	$340,000	$340,000
	340,000	340,000
Less debt discount	-	-
Total outstanding notes payable	$340,000	$340,000

During the nine months ended September 30, 2023 and 2022, the Company recorded debt discount amortization of $0 and $55,292, respectively, and interest expense of $30,516 and $39,492, respectively. As of September 30, 2023 and December 31, 2022, the Company had accrued interest of $132,184 and $101,668, respectively.

Notes payable issued in Fiscal year 2020

On December 10, 2020 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company purchased two promissory notes, each with a principal amount of $220,000, for a total principal amount of $440,000. The first Note (“Initial Note”) was issued by the Company on the Closing Date and second Note was issued in February 2021. The Initial Note has an interest rate of 12% per annum and a maturity date of June 10, 2022. The Company received $195,000 from the Initial Note and recorded $25,000 as debt discount. In addition to the Initial Note, on the Closing Date, the Company issued a warrant (“Warrant”) to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Warrant contains a cashless exercise provision and expires on the fifth anniversary of the Warrant’s issuance date. The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $92,400 as debt discount. During the year ended December 31, 2020, the Company recorded amortization of discount of $6,755. Any amount of Principal or Interest on the Initial Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Initial Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of September 30, 2023 the October 2022 scheduled payment was made, the December 2022 and March 2023 scheduled payments were not made, consequently the Note is currently in default.

Notes payable issued in Fiscal year 2021

On February 10, 2021, the second note payable (“Second Note”), as part of the Securities Purchase Agreement entered into on the Closing Date was issued. The Second Note has an interest rate of 12% per annum and a maturity date of August 10, 2022. The Company received $195,000 and recorded $25,000 as debt discount. In addition, the Company issued a warrant to acquire 146,667 shares of Common Stock at an exercise price of $1.50 per share. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The Company accounted for the issuance of the Warrants as a derivative and recorded derivative liability of $31,533 as debt discount. During the year ended December 31, 2021, on the two notes the Company recorded total amortization of debt discount of $111,886. Any amount of Principal or Interest on the Second Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Second Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of September 30, 2023 the October 2022 scheduled payment was made, the December 2022 and March 2023 scheduled payments were not made and the Note is in default.

On June 1, 2023, the Securities and Exchange Commission (the “SEC”) filed an action in the United States District Court District of Massachusetts Case No. 1:23-cv-11233, against Auctus Fund Management, LLC (“Auctus Management”) and its co-owners Alfred Sollami of Brookline, Massachusetts and Louis Posner of Mansfield, Massachusetts, for failing to register as securities dealers with the SEC. Auctus Management, Sollami, and Posner allegedly bought and sold billions of newly-issued shares of microcap securities through their fund Auctus Fund, LLC (“Auctus Fund”), generating millions of dollars in profit, without registering as dealers or associating with a registered dealer, as required by the federal securities laws. Auctus Management, Sollami, and Posner allegedly purchased through Auctus Fund notes from more than 150 separate issuers and sold more than 60 billion shares of newly issued stock into the market, generating gross stock sale profits of over $100 million between 2017 and 2021 alone. We are not certain how or if the outcome of this case will affect our Company.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable as follows:

	September 30,	December 31,
	2023	2022

Promissory note, dated June 2, 2017, bearing interest of 4% annually, payable within a year	$18,260	$18,260
Promissory note, dated January 5, 2018, bearing interest of 10% annually, payable on July 5, 2018	-	33,249
Promissory note, dated April 20, 2018, bearing interest of 12% annually, payable on April 20, 2019	50,000	50,000
Promissory note, dated April 30, 2018, bearing interest of 12% annually, payable on April 30, 2019	50,000	50,000
Promissory note, dated November 23, 2020, bearing interest of 10% annually, payable on November 23, 2021	-	200,000
Promissory note, dated February 12, 2021, bearing interest of 10% annually, payable on February 12, 2022	-	50,000
Promissory note, dated March 29, 2021, bearing interest of 10% annually, payable on March 29, 2022	-	100,000
Promissory note, dated April 29, 2022, bearing interest of 10% annually, payable on April 29, 2023	-	12,750
Promissory note, dated July 14, 2022, bearing interest of 10% annually, payable on July 14, 2023	-	39,250
Promissory note, dated August 2, 2023, bearing interest of 8.5% annually, payable on demand.	51,600	-
Promissory note, dated August 2, 2023, bearing interest of 8.5% annually, payable on demand.	51,600	-
Convertible notes before debt discount	221,460	553,509
Less debt discount	-	(15,253)
Total outstanding convertible notes payable	$221,460	$538,256

During the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of $19,556 and $46,331 and amortization of debt discount, included in interest expense, of $41,627 and $46,325, respectively. During the nine months ended September 30, 2023 and 2023, the Company made principal payments of $0 and $12,000.  As of September 30, 2023 and December 31, 2022, the Company recorded accrued interest of $69,867 and $146,190, respectively.

Conversion

During the nine months ended September 30, 2023, the Company converted convertible note principal of $52,000 and accrued interest of $3,901 for total debt of $55,901 into 229,818,269 shares of common stock. The corresponding derivative liabilities at the dates of conversion of $97,450, was settled through additional paid in capital.

During the nine months ended September 30, 2022, the Company converted convertible note principal of $223,750 and accrued interest of $11,189 for total debt of $234,939 into 202,305,966 shares of common stock. The derivative liability of $84,011 corresponding to the settlement of a certain convertible note, was included in gain on settlement of debt.

Settlement

During the nine months ended September 30, 2023, the Company had returned to it certain outstanding convertible notes payable pursuant to a judgment on May 2, 2023 in the case captioned SEC V. GPL Ventures et al. 21 Civ. 6814 (S.D.N.Y.) requiring GPL Ventures to surrender all unconverted convertible notes in their entirety to certain issuers identified in the judgement (Note 9), upon the surrender of the GPL Notes, such Notes were cancelled on the books and records of the Company.  Based on the cancellation of these convertible notes the Company wrote off $383,249 in outstanding principal, $91,270 in accrued interest and $2,275,825 in derivative liabilities for a total of $2,750,344 included in gain on settlement of debt.

The SEC has set-up a Fair Fund. However, there is no certainty that the Company will receive a settlement sum from the Fair Fund.

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

Promissory Notes - Issued in fiscal year 2023

During the nine months ended September 30, 2023, the Company issued a total of $103,200 of notes to two officers of the Company with the following terms:

•	Terms are due on demand.
•	Annual interest rates of 8.5%.
•	Convertible at the option of the holders after 60 days of issuance.
•	Conversion prices are typically based on the discounted (20% discount) closing price on the day of conversion.

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

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for the note that became convertible for the nine months ended September 30, 2023 amounted to $0. The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2022 amounted to $305,707. $238,339 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $67,368 was recognized as a “day 1” derivative loss.

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

The following summarizes the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining life (Year)
Outstanding - December 31, 2021	293,334	$1.50	4.03

Granted	-	-	-
Outstanding - December 31, 2022	293,334	$1.50	3.03

Granted	-	-	-
Outstanding – September 30, 2023	293,334	$1.50	2.28

The intrinsic value of the warrants as of September 30, 2023 is $0. All of the outstanding warrants are exercisable as of September 30, 2023.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

The following table summarizes the changes in the derivative liabilities:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2023	2022
Expected life in years	0.75 - 2.87 years	0.82 - 3.37 years
Stock price volatility	284% - 498%	161% - 1007%
Discount rate	4.64% - 5.03%	0.97% - 4.25%
Expected dividends	None	None

The aggregate (gain) loss on derivatives was as follows:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$5,159,248

Addition of new derivatives recognized as debt discounts	238,339
Addition of new derivatives recognized as loss on derivatives	67,368
Settled upon conversion of debt	(452,793)
Gain on change in fair value of the derivative	(3,255,970)
Balance - December 31, 2022	$1,756,192

Addition of new derivatives recognized as debt discounts	26,374
Settled upon conversion of debt	(97,450)
Relief on note settlement	(2,275,825)
Loss on change in fair value of the derivative	1,102,744
Balance - September 30, 2023	$512,035

	September 30,	September 30,
	2023	2022
Addition of new derivatives recognized as loss on derivatives	$-	$-
Change in fair value of the derivative	1,102,744	(3,446,963)
	$1,102,744	$(3,446,963)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company takes the short-term exemption from ASC 842, “Leases,” as it rents an office at 2831 St. Rose Pkwy, Henderson, Nevada on month-to-month basis for $75 a month.

Litigation

On July 15, 2022, the Company filed a lawsuit with the Eight Circuit District Court in Clark County, Nevada, naming Albert Koenigsberg and Geocommand, Inc. as defendants. The Company sought relief for breach of contract, breach of the covenant of good faith and fair dealing, conversion, unjust enrichment, and breach of fiduciary duty. The Company’s allegations included, among other claims, that Mr. Koenigsberg, during his prior time as an executive of the Company, utilized unauthorized funds, entered into improper agreements, and unaccounted for the Company’s finances. On or about December 30, 2022, the Company was successful in obtaining a total judgment of $57,320.94 against Geocommand solely, with interest continuing to accrue until paid in full, as follows:

1)	The principal sum of $43,500;
2)

Interest calculated at 6.75% on the principal amount from the date of service of the Complaint, August 11, 2022, until this judgment is paid in full, calculated at $8.05 per day, which amounts to $3,340.75 through September 30, 2023, which amount continues to accrue unless and until paid in full; and

3)	Reasonable attorneys’ fees in the amount of $10,892.50; and
4)	Costs of suit in the amount of $1,785.34.

The matter as it relates to defendant Albert Koenigsberg is ongoing and is scheduled to go to trial next year. Mr. Albert Koenigsberg has passed away and the court has not yet scheduled a date against the estate of Mr. Albert Koenigsberg et al.

On August 13, 2021, the SEC filed a complaint in the United States District Court for the Southern District of New York against multiple defendants, which include GPL Ventures LLC, Alexander Dillon, and Cosmin Panait, among other parties (altogether “Defendants”). The Complaint indicates that the Defendants participated in a penny stock fraud scheme. The SEC also charged certain of the Defendants with operating as unregistered dealers and obtained emergency relief to halt their ongoing conduct. Additionally, the complaint alleges that Defendants falsely represented to their brokers that GPL Ventures was not involved in any stock promotions with respect to the shares GPL Ventures was depositing and selling into the market. Furthermore, the complaint also charges Dillon, Panait and the GPL entities with operating as unregistered dealers, and given their ongoing conduct, the SEC sought and obtained an order temporarily restraining these defendants and freezing their assets until further order of the Court.  On June 12, 2023, the Company was notified by GPL that it hereby surrenders the unconverted GPL Notes in their entirety along with any other unconverted convertible notes which GPL holds in the Company. The GPL Notes are surrendered due to a judgment entered into against GPL and its related parties on May 2, 2023 in case captioned SEC v. GPL Ventures et al., 21 Civ. 6814 (S.D.N.Y.). The judgment requires GPL to surrender to the respective issuers all unconverted convertible notes in their entirety associated with certain issuers identified in an appendix to the judgment. Upon the surrender of the GPL Notes, such Notes were cancelled on the books and records of the Company. Additionally, the SEC has set-up a Fair Fund. However, there is no certainty that we will receive a settlement sum from the said Fair Fund.

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

Preferred A Stock

As of September 30, 2023 and December 31, 2022, 98,796 shares of the Company’s Preferred A Stock were issued and outstanding.

Preferred C Stock

As of September 30, 2023 and December 31, 2022, 20 shares of the Company’s Preferred C Stock were issued and outstanding.

Common Stock

During the nine months ended September 30, 2023, the Company issued 269,068,269 common shares as follows:

•	229,818,269 common shares for conversion of debt of $55,901.
•	1,250,000 shares of common stock for a consulting agreement with a director of the company for $375.
•	18,000,000 shares of common stock for director fees of $4,500.
•	20,000,000 shares of common stock for compensation to two officers $6,000.

During the nine months ended September 30, 2022, the Company issued 168,139,994 common shares as follows:

•	163,364,994 shares of common stock for conversion of debt of $206,901.
•	4,550,000 shares of common stock for stock payable of $32,750.
•	225,000 shares of common stock for payment of accounts payable of $1,800.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(63,424)	$(339,176)	$1,113,994	$2,848,113
(Gain) loss on change in fair value of derivatives	(89,803)	145,003	1,102,744	(3,446,963)
Interest on convertible debt	17,245	17,245	19,556	43,634
Net income (loss) - diluted	$(135,982)	$(176,928)	$2,236,294	$(555,216)

Denominator:
Weighted average common shares outstanding	772,255,164	346,056,944	723,702,377	350,748,875
Effect of dilutive shares	1,706,622,080	801,291,914	1,707,014,210	1,483,367,858
Diluted	2,478,877,244	1,147,348,858	2,430,716,587	1,834,116,733

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.00	$0.01
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

For the three and nine months ended September 30, 2023, the convertible instruments and warrants are anti-dilutive and therefore, have been excluded from loss per share.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023, the Company:

Issued a total of $103,200 of notes to two officers of the Company for wages (Note 6), with the following terms:

•	Terms are due on demand.
•	Annual interest rates of 8.5%.
•	Convertible at the option of the holders after 60 days of issuance.
•	Conversion prices are typically based on the discounted (20% discount) closing price on the day of conversion.

 Issued common stock as follows (Note 10):

•	1,250,000 shares of common stock for a consulting agreement with a director of the company for $375.
•	18,000,000 shares of common stock for director fees of $4,500.
•	20,000,000 shares of common stock for compensation to two officers for $6,000.

NOTE 13 - SUBSEQUENT EVENTS

The Company analyzed events occurring subsequent to September 30, 2023 through the date these financial statements were issued and noted no items requiring disclosure.

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

Results of Operations

The following are the results of our continuing operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change	%
Revenue	$-	$-	$-	-

Operating expense	139,025	160,017	(20,992)	(13%)
Other income (expense)	75,601	(179,159)	254,760	(142%)
Net income (loss)	$(63,424)	$(339,176)	$275,752	(81%)

Revenue

During the three months ended September 30, 2023 and 2022, the Company did not generate any revenue.

Operating Expenses

	Three Months Ended
	September 30,
	2023	2022	Change	%

General and administrative	$36,322	$38,247	$(1,925)	(5%)
Professional fees	33,040	37,441	(4,401)	(12%)
Compensation and payroll taxes	69,663	84,329	(14,666)	(17%)
Total operating expenses	$139,025	$160,017	$(20,992)	(13%)

General and administrative decreased by $1,925 and professional fees decreased by $4,401 during the three months ended September 30, 2023 due to cost containment measures.  Compensation and payroll taxes decreased by $14,666 during the three months ended September 30, 2023 as compared to 2022 primarily due to non-cash issuances of common stock for compensation of $6,000 and convertible notes issued for wages of $103,200 offset by refunds from state payroll taxes $15,397.

Other Income (Expense)

	Three Months Ended
	September 30,
	2023	2022	Change	%

Interest expense	$(14,202)	$(34,556)	$20,354	(59%)
Gain on settlement of debt	-	400	(400)	(100%)
Change in fair value of derivative liability	89,803	(145,003)	234,806	(162%)
Total other income (expense)	$75,601	$(179,159)	$254,760	(142%)

The increase in other income was primarily due to the change in fair value of derivative liability from an accounting estimate related to the conversion feature of one convertible promissory note.

The following are the results of our continuing operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expense	442,110	498,509	(56,399)	(11%)
Other income (expense)	1,556,104	3,346,622	(1,790,518)	(54%)
Net income (loss)	$1,113,994	$2,848,113	$(1,734,119)	(61%)

Revenue

During the nine months ended September 30, 2023 and 2022, the Company did not generate any revenue.

Operating Expenses

	Nine Months Ended
	September 30,
	2023	2022	Change	%

General and administrative	$103,470	$112,130	$(8,660)	(8%)
Professional fee	109,382	143,240	(33,858)	(24%)
Compensation and payroll taxes	229,258	243,139	(13,881)	(6%)
Total operating expenses	$442,110	$498,509	$(56,399)	(11%)

Compensation and payroll taxes decreased by $13,881, during the nine months ended September 30, 2023 as compared to 2022. The decrease in compensation expense in the current period is primarily due to reduction in part-time employees’ payroll and includes non-cash issuances of common stock for compensation of $6,000 and convertible notes issued for wages of $103,200 offset by refunds from state payroll taxes $15,499. Professional fees decreased by $33,858 during the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to a decrease in consulting fees. General and administrative expenses decreased by $8,660 during the nine months ended September 30, 2023 as compared to 2022. The decrease in general and administrative expenses is primarily due to decreases in marketing expenses and other cost containment measures.

Other Income (Expense)

	Nine Months Ended
	September 30,
	2023	2022	Change	%

Interest expense	$(91,496)	$(187,403)	$95,907	(51%)
Gain on settlement of debt	2,750,344	87,062	2,663,282	3059%
Change in fair value of derivative liability	(1,102,744)	3,446,963	(4,549,707)	(132%)
Total other income (expense)	$1,556,104	$3,346,622	$(1,790,518)	(54%)

The decrease in other income was primarily due to the gain on settlement of debt offset by the change in fair value of derivative liability from an accounting estimate related to the conversion feature of one convertible promissory note.

Liquidity and Capital Resources

	September 30,	December 31,
	2023	2022	Change	%
Cash	$100	$210,508	$(210,408)	(100%)

Current assets	$193,142	$404,696	$(211,554)	(52%)
Current liabilities	$1,490,018	$2,987,958	$(1,497,940)	(50%)
Working capital deficiency	$(1,296,876)	$(2,583,262)	$1,286,386	(50%)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. The Company has insufficient operating revenues so is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company had net income of $1,113,994 and $2,848,113 for the nine months ended September 30, 2023 and 2022, respectively. The Company also has an accumulated deficit of $35,586,400 and negative working capital of $1,296,876 as of September 30, 2023, as well as outstanding convertible notes payable of $221,460 and notes payable of $340,000.

As of September 30, 2023, the working capital deficiency is primarily due to the non-cash accounting estimate of a derivative liability of $512,015 for the valuation of the discounted variable-rate conversion features on our convertible notes, accrued interest of $202,761, notes payable of $340,000 and convertible notes payable of $221,460. Our derivative accounting estimates and disclosures should be read in conjunction with critical accounting policies and Notes 6 and 8 in our financial statements, as they are disclosed elsewhere in this report.

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

Cash Flows

	Nine Months Ended
	September 30,
	2023	2022	Change	%
Cash used in operating activities	$(210,408)	$(494,803)	$284,395	(57%)
Cash used in investing activities	$-	$(54,428)	$54,428	(100%)
Cash provided by financing activities	$-	$58,000	$(58,000)	(100%)
Cash and cash equivalents on hand	$100	$475,451	$(475,351)	(100%)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $210,408 and $494,803, respectively. During the nine months ended September 30, 2023, we generated a net income of $1,134,756, which included significant non-cash expenses of $41,627 in debt discount amortization, $8,164 in equipment depreciation, $1,102,744 in change in fair value of derivative liabilities, as well as $241,768 in changes in operating assets and liabilities, offset by a gain on settlement of debt of $2,750,344.   During the nine months ended September 30, 2022, we generated a net income of $2,848,113, which included significant non-cash expenses of $101,617 in debt discount amortization, $9,100 in stock-based compensation, gain on settlement of debt of $87,062, $3,628 in equipment amortization, and gain of $3,446,963 in change in fair value of derivative liabilities, as well as $76,764 in changes in operating assets and liabilities.

Investing activities

During the nine months ended September 30, 2023, we did not have any cash flows from investing activities. During the nine months ended September 30, 2022, we purchased equipment and software for $54,428.

Financing activities

During the nine months ended September 30, 2023 we did not have any cash flows from financing activities. During the nine months ended September 30, 2022, we received proceeds of $70,000 from convertible notes, and paid $12,000 in principal on a convertible note.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending September 30, 2023 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2022, the Company filed a lawsuit with the Eight Circuit District Court in Clark County, Nevada, naming Albert Koenigsberg and Geocommand, Inc. as defendants. The Company sought relief for breach of contract, breach of the covenant of good faith and fair dealing, conversion, unjust enrichment, and breach of fiduciary duty. The Company’s allegations included, among other claims, that Mr. Koenigsberg, during his prior time as an executive of the Company, utilized unauthorized funds, entered into improper agreements, and unaccounted for the Company’s finances. On or about December 30, 2022, the Company was successful in obtaining a total judgment of $57,320.94 against Geocommand solely, with interest continuing to accrue until paid in full, as follows:

1)	The principal sum of $43,500.00;
2)

Interest calculated at 6.75% on the principal amount from the date of service of the Complaint, August 11, 2022, until this judgment is paid in full, calculated at $8.05 per day, which amounts to $3,340.75 through September 30, 2023, which amount continues to accrue unless and until paid in full; and

3)	Reasonable attorneys’ fees in the amount of $10,892.50; and
4)	Costs of suit in the amount of $1,785.34.

The matter as it relates to defendant Geocommand is ongoing and is scheduled to go to trial next year. Mr. Albert Koenigsberg has passed away and the court has not yet scheduled a date against the estate of Mr. Albert Koenignsberg et al.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	229,818,269 common shares for conversion of debt of $55,901.
•	1,250,000 shares of common stock for a consulting agreement with a director of the company for $375.
•	18,000,000 shares of common stock for director fees of $4,500.
•	20,000,000 shares of common stock for compensation to two officers $6,000.

Item 3. Default Upon Senior Securities

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regards to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $440,000. During the nine months ended September 30, 2023, the Company entered into default on the following debt agreements:

•

principal amount of $220,000 related to securities purchase agreement entered into on December 10, 2020, for failure to pay principal and interest when due. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Initial Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of September 30, 2023 the October 2022 scheduled payment was made, the December 2022 and March 2023 scheduled payments were not made.

•

principal amount of $220,000 related to securities purchase agreement entered into on December 10, 2020, issued on February 10, 2021, for failure to pay principal and interest when due. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at the rate of the lesser of twenty-four percent (24%) per annum and the maximum amount permitted under law from the due date thereof until the same is paid. In October of 2022, the Second Note was amended for payments to be made: $50,000 in October 2022, $50,000 in December 2022 and $120,000 plus all accrued interest in March 2023.  As of September 30, 2023 the October 2022 scheduled payment was made, the December 2022 and March 2023 scheduled payments were not made.

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

Date: December 27, 2023	Maptelligent, Inc.

	By:	/s/ Joseph Cosio-Barron
Chief Executive Officer (Principal Executive Officer)

